Form 10-Q
period 2017-03-31
Monetiva Inc.
filed 2019-01-29
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55670

Monetiva Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	81-3495101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24331 Muirlands Blvd. D4-455

Lake Forest, CA 92630

(Address of principal executive offices)

614-3922-2377

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at January 29, 2019 was 22,616,000.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$7,750	$5,750
Total Current Liabilities	7,750	5,750

Total Liabilities	7,750	5,750

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2017 and at December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares and 20,000,000 shares issued and outstanding at March 31, 2017 and at December 31, 2016, respectively	800	2,000
Additional paid-in capital	3,312	312
Accumulated deficit	(11,862)	(8,062)
Total Stockholders’ Deficit	(7,750)	(5,750)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Condensed Statement of Operations

For the Three Months ended March 31, 2017
(Unaudited)

Revenue	$-

Cost of Revenue	-

Gross Profit	-

Operating Expenses
General and Administrative	3,800
Total Operating Expenses	3,800

Loss From Operations Before Income Tax	(3,800)

Provision For Income Tax	-

Net Loss	$(3,800)

Basic and Diluted Net Loss Per Share	$(0.00)

Weighted Average Number of Shares Outstanding	17,511,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

Condensed Statement of Cash Flows

For the Three Months ended March 31, 2017
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	800
Expense paid by stockholder and contributed as capital	1,000
Changes in operating assets and liabilities
Accrued liabilities	2,000
Net Cash Used in Operating Activities	-

Net Increase in Cash and Cash Equivalents	-

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued for services	$800
Redemption of common stock in connection with change of control	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

 MONETIVA INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, and “Monetiva” shall mean Monetiva Inc., a Delaware corporation.

American Standard Wallet, Inc. (formerly Lark Street Acquisition Corporation) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

On March 14, 2017, the Company effected a change of control by cancelling an aggregate of 20,000,000 shares of common stock of existing shareholders, issuing 8,000,000 shares of common stock to its sole officer and director; electing new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change of control, the sole shareholder of the Company and its board of directors unanimously approved the change of the Company’s name from Lark Street Acquisition Corporation to American Standard Wallets, Inc.

On November 1, 2017, the sole shareholder and director of the Company unanimously approved the change of the Company from American Standard Wallets, Inc. to Monetiva Inc. Monetiva is a startup company in the development phase of the business cycle. The Company is building out a prepaid card and technology platform and remittance network and is currently engaged with business partners in the United States and globally. Monetiva’s operational plan is to offer prepaid card and money remittance services to underbanked, underserved markets and foreign workers.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2016 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 17, 2017.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $3,800 from January 1, 2017 to March 31, 2017, has a working capital deficit of $7,750, and has an accumulated deficit of $11,862 as of March 31, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $0 as of March 31, 2017 and December 31, 2016, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued professional fees and franchise taxes of $7,750 and professional fees of $5,750 at March 31, 2017 and December 31, 2016, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 14, 2017, the Company issued 8,000,000 shares of its common stock to its former President, a former officer and director of the Company valued at $800 as compensation expense for services performed.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at March 31, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed at $2,000.

On March 14, 2017, the Company effectuated a change in control and redeemed 20,000,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. The Company recorded the cancellation of 20,000,000 shares of common stock at its fair value of $2,000 as additional paid in capital at March 14, 2017. On March 14, 2017, the Company issued 8,000,000 shares of its common stock at par value of $800 to Mr. James Koh for services rendered, accepted resignation of two officers and directors, and pursuant to Section 4(2) of the Securities Act of 1933, appointed Mr. James Koh, to be the Company’s Chief Executive Officer, the sole officer and director.

The former officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $312 as of December 31, 2016. On March 31, 2017, the former officers and directors settled a payment to a vendor for $1,000 which was recorded as contributed capital in the accompanied financial statements as of March 31, 2017.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at March 31, 2017 and December 31, 2016 were 8,000,000 shares and 20,000,000 shares, respectively.

Preferred stock

No preferred stock was issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 18, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

On November 1, 2017, the sole shareholder and director, Mr. James Koh sold all his 8,000,000 shares of common stock to Mr. Pierre Sawaya, who became the sole shareholder and director of the Company, and was appointed as the President and Chief Executive Officer (the “Executive”) of Monetiva Inc.

On November 1, 2017, the Company entered into an employment agreement with the Executive and awarded 12,000,000 shares of the Company’s common stock as a sign on bonus. In addition, the Company agreed to pay the Executive an annual base compensation of $180,000, with salary increasing by 10% each year commencing from January 1, 2018. The term of employment is for a one-year period from the date of this agreement and will be automatically renewed for successive one-year periods unless either party gives ninety days written notice of nonrenewal prior to the expiration of the then-current term.

On January 15, 2018, the Company entered into an agreement with Endless One Global, Inc. (“E1G”)    whereby, EIG will provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years, with a one-time upfront fee of $250,000 for each of the three (3) countries of USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish 3 BINs. Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G.

From February 2, 2018 through April 30, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 1,616,000 shares were sold to private investors at $0.50 per share and to employees (who were deemed as “Ambassadors” of the Company) at $0.25 per share. A total of 486,000 common shares were issued to private investors at $0.50 per share, resulting in a capital raise by the Company of $243,000. In addition, a total of 1,130,000 common shares were issued to Ambassadors at $0.25 per share, resulting in a capital raise by the Company of $282,500. Through the offering the Company raised a total amount of $525,000, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. These shares were not issued until January 14, 2019.

On September 24, 2018, an investor executed a subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $140,000 to the Company on September 24, 2018 and agreed to pay the remaining balance prior to January 31, 2019. The Company has recorded $360,000 as subscription receivable as of January 18, 2019 and has issued the 1,000,000 shares of common stock on January 14, 2019 to the investor.

As a result of the offerings, a total of 22,616,000 shares of common stock of the Company have been issued and outstanding as of January 18, 2019.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $3,800 for the three months ended March 31, 2017, working capital deficiency of $7,750, and an accumulated deficit of $11,862 at March 31, 2017.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market products and solutions. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Our Current Business

Monetiva’s primary objective is to offer prepaid card and money remittance services to under-banked, underserved markets and foreign workers. We are supported by an experienced management team with extensive background and qualifications in our core business, including prepaid card issuance, program management, third party processing technology and banking regulatory and compliance. We are a startup Company in the developmental phase of the business cycle. We are building out a card and technology platform and remittance network and are currently engaged with business partners in the United States and globally.

We intend to utilize Endless One Global (“E1G”) prepaid card services to provide prepaid cards to under-banked consumers, primarily targeting foreign workers. The primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the US. Business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in both U.S., Mexico and India. Business relationships shall be secured to implement domestically issued Prepaid Cards and financial services in each of those markets. Our aim by this development phase is to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Our accounts are designed to enable foreign workers to have their payroll deposited directly onto the Mastercard issued by us. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access ATMs and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. We also intend to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

After successful rollout of Phase I development programs, we intend to expand to additional countries and territories as part of its Phase II development plan. We shall provide the same services to these new territories. Phase II territories are likely to include Canada, European nations, The Philippines, Indonesia, South Korea, Middle Eastern nations and China.

Our Strategy

To successfully grow and expand our business, we intend to deploy the following primary marketing strategies:

●	Target those foreign market Immigrants in the US by metro area;
●	Establish Ambassadors in high density metro areas – Sales & Marketing Representatives;
●	Setup Internet Infrastructure to enable family\friend Issuance in each market, utilizing digital marketing to drive traffic to the Company’s domain;
●	Utilize retail distribution partners;
●	Utilize accountholder incentives to create a viral referral base to bring in new accountholders; and
●	Add new products and services to existing accountholders to generate increased usage per accountholder;

Once we have deployed these primary strategies in the US, cross marketing to the other countries will be implemented using the same strategy (e.g. US to the Philippines and Canada to Mexico).

Metro Area Marketing

We have identified several primary metropolitan areas and sub-market areas to focus its US-based marketing into the foreign worker concentrated markets. These areas include Los Angeles, San Francisco, San Diego, Houston, Dallas, New York, Chicago, Washington DC, Atlanta, Miami and the surrounding area sub-markets. We intend to secure representatives in each of these markets to setup distribution points with foreign market centric services including organizations related to religion, healthcare, community, and employment. The representatives will include direct employees and bank approved independent agents. Deeper expansion into other metropolitan markets will be evaluated and prioritized once we have met our initial primary business objectives.

Internet Access and Marketing

Our website will be developed to easily enable accountholder registration in the US and provide access to registration in each of the home markets through our issuing partners. This will allow effective communications to the consumers in each market while utilizing the Know Your Customer (“KYC”) verification and compliance process that has already been established through the existing systems.

Social Media and Digital Marketing will be used to target consumers. We also intend to affiliate with websites and brands that focus on the same consumer markets.

Retail Distribution Partners

We are in discussions with several retail chains to offer the Monetiva Card through their retail distribution network. The cards will be available for immediate activation and loading from the local stores. Once KYC is provided and verified the cards will be converted from non-reloadable to reloadable and available for personalization if requested. Inventory control will be established with each retail partner.

Accountholder Incentives

The foreign worker communities generally provide a cohesive network that enables incentive programs for one account holder to refer friends or family. We intend to provide the referring account holder with valued incentives to bring others into the Monetiva program.

Value-added Services

We have developed a suite of value-added services to increase the value of the service offering to accountholders including: retail discounts, healthcare discounts, usage points, long distance telephone, bill-paying, etc. These services are intended to drive more transaction activity and new accountholder traffic.

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the World Bank the volume of remittances from the US to the target markets in 2017 was:

Receiving Country	USD in billions
Mexico	$28.1
India	$10.6
China	$15.4
Philippines	$10.5

Results of Operations

Our results of operations for the three months ended March 31, 2017 included the operations of the Company. We reported a net loss of $3,800 applicable to the Company’s common stockholders for the three months ended March 31, 2017. The loss resulted primarily due to recording of $3,800 expense in compensation expense, franchise taxes and professional fees as general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at March 31, 2017 as compared to $0 at December 31, 2016. As shown in the accompanying financial statements, we recorded a net loss of $3,800 for the three months ended March 31, 2017. Our working capital deficit at March 31, 2017 was $7,750, and net cash used in operating activities for the three months ended March 31, 2017 was $0. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through January 18, 2019, we engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby the Company raised a total amount of $665,500, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or

●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $0 which resulted primarily from our net loss of $3,800, common stock issued for services of $800, expense paid by stockholder and contributed as capital of $1,000 and increase in accrued liabilities of $2,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $0.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $0 for the three months ended March 31, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2016 Annual Report filed with the SEC on April 17, 2017, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on July 22, 2016. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the fourth quarter of 2019.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monetiva Inc.

Date: January 29, 2019	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document