Form 10-Q
period 2017-06-30
Monetiva Inc.
filed 2019-02-06
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55670

Monetiva Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	81-3495101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court

Newport Beach, CA 92660

(Address of principal executive offices)

(949) 387-9799

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at February 5, 2019 was 22,616,000.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$8,750	$5,750
Total Current Liabilities	8,750	5,750

Total Liabilities	8,750	5,750

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and at December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares and 20,000,000 shares issued and outstanding at June 30, 2017 and at December 31, 2016, respectively	800	2,000
Additional paid-in capital	4,312	312
Accumulated deficit	(13,862)	(8,062)
Total Stockholders’ Deficit	(8,750)	(5,750)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Condensed Statements of Operations

	For the Three Months ended June 30, 2017	For the Six Months ended June 30, 2017
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses	2,000	5,800

Operating Loss	(2,000)	(5,800)

Loss before Income Taxes	(2,000)	(5,800)

Provision for Income Tax	-	-

Net Loss	$(2,000)	$(5,800)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	8,000,000	12,833,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Condensed Statement of Cash Flows

For the Six Months ended June 30, 2017
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(5,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	800
Expense paid by stockholder and contributed as capital	2,000
Changes in operating assets and liabilities
Accrued liabilities	3,000
Net Cash Used in Operating Activities	-

Net Increase in Cash and Cash Equivalents	-

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued for services	$800
Redemption of common stock in connection with change of control	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Notes to Unaudited Condensed Financial Statements

June 30, 2017

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $5,800 from January 1, 2017 to June 30, 2017, has a working capital deficit of $8,750, and has an accumulated deficit of $13,862 as of June 30, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $0 as of June 30, 2017 and December 31, 2016, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued professional fees and franchise taxes of $8,750 and professional fees of $5,750 at June 30, 2017 and December 31, 2016, respectively.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at June 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

The former officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $312 as of December 31, 2016. On March 31, 2017 and June 30, 2017, the former officers and directors settled payments to a vendor for $2,000 which was recorded as contributed capital in the accompanied financial statements as of June 30, 2017.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at June 30, 2017 and December 31, 2016 were 8,000,000 shares and 20,000,000 shares, respectively.

Preferred stock

No preferred stock was issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 1, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

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

As a result of the offerings, a total of 22,616,000 shares of common stock of the Company have been issued and outstanding as of February 1, 2019.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $5,800 for the six months ended June 30, 2017, working capital deficiency of $8,750, and an accumulated deficit of $13,862 at June 30, 2017.

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

Results of Operations

Our results of operations for the three months and six months ended June 30, 2017 included the operations of the Company. We reported a net loss of $2,000 and $5,800 applicable to the Company’s common stockholders for the three months and six months ended June 30, 2017. The loss resulted primarily due to recording of consulting expense and franchise tax expense as operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at June 30, 2017 as compared to $0 at December 31, 2016. As shown in the accompanying financial statements, we recorded a net loss of $5,800 for the six months ended June 30, 2017. Our working capital deficit at June 30, 2017 was $8,750, and net cash used in operating activities for the six months ended June 30, 2017 was $0. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through February 5, 2019, we engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby the Company raised a total amount of $665,500, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $0 which resulted primarily from our net loss of $5,800, common stock issued for services of $800, expenses paid by stockholder and contributed as capital of $2,000 and increase in accrued liabilities of $3,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $0.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $0 for the six months ended June 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Monetiva Inc.

Date: February 5, 2019	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document