Form 10-K
period 2017-12-31
Monetiva Inc.
filed 2019-06-21
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55670

MONETIVA, INC.

(Name of small business issuer in its charter)

DELAWARE	81-3495101
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4695 MacArthur Court

Newport Beach, CA 92660

(Address of principal executive offices) (Zip Code)

(949) 387-9799

(Registrant’s telephone number)

Securities registered under section 12(b) of the Exchange Act:

None

Securities registered under section 12 (g) of the Exchange Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, $.0001 par value per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $0 on June 30, 2017.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at June 20, 2019 was 22,666,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Monetiva Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the proxy statement, which will be filed after this Form 10-K filing.

i

Monetiva Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

PART I

Item 1. Business.

History

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, and “Monetiva” shall mean Monetiva Inc., a Delaware corporation.

Monetiva Inc. was incorporated in the State of Delaware on July 22, 2016 and was formerly known as Lark Street Acquisition Corporation. In August 2016, Lark Street Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

On March 14, 2017, the Company effected a change of control by cancelling an aggregate of 20,000,000 shares of common stock of existing shareholders, accepting the resignations of its then existing officers and directors, electing a new officer and sole director and issuing 8,000,000 shares of common stock to the new shareholder. In connection with the change of control, the sole director of the Company and its board of directors unanimously approved the change of the Company’s name from Lark Street Acquisition Corporation to American Standard Wallet, Inc.

On November 1, 2017, the Company effected a change of control whereby then existing owner Mr. James Koh, the sole shareholder, officer and director of the Company, sold all 8,000,000 of his shares of the Company’s common stock to Mr. Pierre Sawaya. The Company accepted the resignation of Mr. Koh as the existing officer and director, electing a new officer and sole director upon issuance of the shares to Mr. Sawaya. In connection with the change of control, Mr. Sawaya, the sole shareholder and director of the Company unanimously approved the change of the Company’s name from American Standard Wallet, Inc. to Monetiva, Inc.

As of June 20, 2019, the Company has a total of 22,666,000 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 88.24% of the total shares issued and outstanding as of the date of this Report.

Our Current Business

Monetiva’s primary objective is to offer prepaid card and money remittance services to under-banked, underserved markets and foreign workers. We are supported by an experienced team with extensive background and qualifications in our core business, including prepaid card issuance, program management, third party processing technology and banking regulatory and compliance. We are a startup Company in the developmental phase of the business cycle. We are building out a card and technology platform and remittance network and are currently engaged with business partners in the United States and globally.

Our primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the United States of America. Monetiva’s business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in U.S., Mexico and India. Business relationships shall be secured to implement domestically issued Prepaid Cards and financial services in each of those markets. The Company aims by this development phase to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Monetiva accounts are designed to enable foreign workers to have their payroll deposited directly onto the Mastercard issued by the Company. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access ATMs and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. The Company also intends to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

After successful rollout of Phase I development programs, the Company intends to expand to additional countries and territories as part of its Phase II development plan. The Company shall provide the same services to these new territories. Phase II territories are likely to include Canada, European nations, The Philippines, Indonesia, South Korea, Middle Eastern nations and China.

Our Strategy

To successfully grow and expand our business, Monetiva intends to deploy the following primary marketing strategies:

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

Once the Company has deployed these primary strategies in the US, cross marketing to the other countries will be implemented using the same strategy (e.g. US to the Philippines and Canada to Mexico).

Metro Area Marketing

The Company has identified several primary metropolitan areas and sub-market areas to focus its US-based marketing into the foreign worker concentrated markets. These areas include Los Angeles, San Francisco, San Diego, Houston, Dallas, New York, Chicago, Washington DC, Atlanta, Miami and the surrounding area sub-markets. The Company intends to secure representatives in each of these markets to setup distribution points with foreign market centric services including organizations related to religion, healthcare, community, and employment. The representatives will include direct employees and bank approved independent agents. Deeper expansion into other metropolitan markets will be evaluated and prioritized once the Company has met its initial primary business objectives.

Internet Access and Marketing

The Monetiva website will be developed to easily enable accountholder registration in the US and provide access to registration in each of the home markets through Monetiva’s issuing partners. This will allow effective communications to the consumers in each market while utilizing the Know Your Customer verification and compliance process that has already been established through the existing systems.

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

Accountholder Incentives

The foreign worker communities generally provide a cohesive network that enables incentive programs for one accountholder to refer friends or family. We intend to provide the referring accountholder with valued incentives to bring others into the Monetiva program.

Value-added Services

We have developed a suite of value-added services to increase the value of the service offering to accountholders including retail discounts, healthcare discounts, usage points, long distance telephone, bill-paying, etc. These services are intended to drive more transaction activity and new accountholder traffic.

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the World Bank the volume of remittances from the US to the target markets in 2017 was:

Receiving Country	USD in billions
Mexico	$28.1
India	$10.6
China	$15.4
Philippines	$10.5

https://economictimes.indiatimes.com/nri/forex-and-remittance/india-to-retain-top-position-in-remittances-with-80-billion-world-bank/articleshow/66998062.cms

Competition

The competitive landscape for traditional prepaid cards and remittance products is sizable with leaders such as NetSpend, Green Dot, Western Union and MoneyGram. However, Monetiva does not compete directly with any of these companies, as Monetiva offers hybrid prepaid card services using a unique approach of customer acquisition and product delivery.

Each of these competitors has established itself with a market position that enables it to meet consumer requirements such as low cost and convenience. The Company’s market position is however intended to provide prepaid services at a price below major competitors such as Western Union, focusing on value-added services to both the senders and receivers, and working within the metropolitan markets and communities to establish our value. The Monetiva business model is further differentiated through our implementation of the domestic card issuance in each of the participating countries. This allows us to expedite the transfers and provide additional payment services to the cardholders in the receiving countries.

Technology

Monetiva is implementing its technical strategy through a combination of utilizing the “best of breed” solutions available in the market and adding new functionality and solutions to meet the requirements within each market. We have established relationships in the partner countries and will be utilizing technology through the platforms that exist today. Each market has specific regulatory requirements that require certain controls and reporting. This approach will allow us to maintain the proper risk and compliance controls as defined within each country. We will utilize PCI compliant technology branded under Monetiva to bring the systems together and provide a consistent solution to the accountholders.

Implementing a global solution requires the company to maintain a secure and flexible approach to meet the regulatory standards across each of its intended markets that can vary across each country. In some markets we can operate a single multi-region solution whereas in other markets we are required to implement a technology platform within the country to meet regulatory requirements.

With the global variations in mind we are partnering with companies who have a turnkey solution and experience in certain markets and have established secure operating facilities. As volumes within markets justify, the company will determine the most efficient approach to migrate toward.

Our partners in Mexico have been providing Prepaid Card solutions to the Mexican government and many other large establishments and have both an issuing and money remittance licenses. Our technology will enable us to interconnect the systems while their technology will enable us to monitor the activity.

Our partners in India have established a network of over 30 banks utilizing their payment solutions including prepaid cards and Wallets. We will interconnect our systems and again utilize their infrastructure to manage the portfolio.

In the US, Monetiva has already contracted with a partner to provide the Prepaid Card processing infrastructure. In addition, Monetiva has in-house technical resources working to develop easy to use consumer portals, mobile solutions and interfaces to manage consumer information across local markets.

The primary focus is to deliver high quality technical solutions, meeting payment industry data security requirements, regulatory compliance for consumer protection and anti-money laundering and flexible architecture to enable an integrated suite of solutions to think globally while operating locally.

Regulatory and Compliance

As a Program Manager, Monetiva business operations will be subject to various U.S and foreign laws, regulations and policies, including the Bank Secrecy Act (BSA), as amended by the US Patriot Act; Anti-Money Laundering (AML) methods, especially considering BSA; Office of Foreign Assets Control (OFAC) requirements; consumer compliance regulations; and electronic marketing and criminal trends. Failure to comply with such laws, regulations and policies could result in civil and criminal penalties, as well as termination of material business relationships.

Manuals have been developed with regards to complying with required laws, regulations, brand guidelines and bank rules so as to:

●	Comply with policies

●	Comply with applicable regulatory requirements

●	Detect and prevent money laundering and terrorist financing

●	Recognize the penalties of noncompliance

●	Identify suspicious activity and transactions

●	Maintain proper records and reporting

Monetiva is committed to maintaining compliance with all required laws, regulations, brand guidelines and bank rules. Monetiva intends to implement continuing training to ensure such compliance by the Company and its employees.

Subsequent Events

Management has evaluated subsequent events through June 14, 2019, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and the original 8,000,000 shares acquired from the former Chief Executive Officer in November 2017.

On January 15, 2018, the Company entered into an agreement with Endless One Global, Inc. (“E1G”) whereby, EIG will provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years, with a one-time upfront fee of $250,000 for each of the three (3) countries of USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish 3 bank identification numbers (BINs). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G.

From February 2, 2018 through April 19, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 1,616,000 shares were sold to private investors at $0.50 per share and to business promoters of EndlessOne Global at $0.25 per share. A total of 486,000 common shares were issued to private investors at $0.50 per share, resulting in a capital raise by the Company of $243,000. In addition, a total of 1,130,000 common shares were issued to business promoters of EndlessOne Global at $0.25 per share, resulting in a capital raise by the Company of $282,500. Through the offering the Company raised a total amount of $525,500, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. These shares were issued on January 14, 2019.

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of June 14, 2019 and agreed to pay the remaining balance of $200,000 prior to June 30, 2019. The Company has recorded $200,000 as subscription receivable as of June 14, 2019 and has issued the 1,000,000 shares of common stock to the investor on January 14, 2019.

On November 7, 2018, an investor executed a stock subscription agreement to purchase 30,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $15,000 to the Company on November 8, 2018 and the Company issued the 30,000 shares to the subscriber on February 25, 2019.

On November 16, 2018, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $10,000 to the Company on November 16, 2018 and the Company issued the 20,000 shares to the subscriber on February 25, 2019.

On February 26, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber paid an aggregate of $10,001.60 to the Company on February 27, 2019 and the Company has not issued the 5,264 shares of common stock to the investor as of June 14, 2019.

Between March 14, 2019 and May 17, 2019, the Company received $750,000 from a stockholder for purchase of its common stock. The stockholder has paid for the stock subscriptions but has not executed a subscription agreement and no shares were issued as of June 14, 2019.

On March 3, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $100,000 to the Company on March 27, 2019 for the stock subscriptions. The Company has not issued the 50,000 shares of common stock to the investor as of June 14, 2019.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $16,000 to the Company on April 3, 2019 for the stock subscriptions. The Company has not issued the 8,000 shares of common stock to the investor as of June 14, 2019.

On April 9, 2019, the Company received $4,000 from an investor for purchase of its common stock. The investor has not executed a subscription agreement and no shares were issued as of June 14, 2019.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The same investor had previously purchased 100,000 shares of common stock on February 26, 2018 at $0.50 per share. The Company received $100,000 from the investor on May 16, 2019. The Company has not issued the 200,000 shares of common stock as of June 14, 2019.

As a result of the offerings, a total of 22,666,000 shares of common stock of the Company have been issued and outstanding as of June 14, 2019.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time. The Company assumes no obligation to update or revise any forward-looking statements.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Monetiva currently leases its headquarters located at 4695 MacArthur Court, Newport Beach, California. This office space consists of approximately 4,600 square feet of space. The term of the lease is for a period of twenty-one (21) months, commencing on March 18, 2018 and ending November 30, 2019. The base rent is $12,201.80 per month and is subject to a three percent (3%) increase commencing on the thirteenth (13) month of the lease term.

We believe that our facilities are adequate for our needs for the for the remainder of the lease term and, in the opinion of the Company’s management; the property s are adequately covered by insurance.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Common Stock.

There is currently no public market for the Company’s securities.

At such time as it qualifies, the Company presently intends to apply for quotation of its securities on the Nasdaq Capital Market. In general, there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board.

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

It is not possible to predict or guaranty where, if at all, the securities of the Company will be traded in the future.

Since inception through December 31, 2017, the Company had issued shares of its common stock as follows:

Date	Number of Shares	Consideration
July 22, 2016	10,000,000	Services
July 22, 2016	10,000,000	Services
March 14, 2017	8,000,000	Services

As of December 31, 2017, the Company had one shareholder with 8,000,000 shares of Company common stock, par value of $0.0001 per share, outstanding. The 20,000,000 shares of common stock issued on July 22, 2016 were cancelled as a result of change in control on March 14, 2017.

Subsequent to December 31, 2017, the Company has issued shares of its common stock as follows:

Date of Issuance	Description	Number of shares	Consideration
1/14/2019	Sign-On bonus**	12,000,000	$1,200
1/14/2019	Shares sold to business promoters of EndlessOne Global (February 3, 2018 to April 17, 2018)	1,130,000	$282,500
1/14/2019	Shares sold to investors (February 26, 2018 - April 19, 2018)	486,000	$243,000
1/14/2019	Shares sold to an investor (September 24, 2018)	1,000,000	$500,000
2/25/2019	Shares sold to an investor (November 7, 2018)	30,000	$15,000
2/25/2019	Shares sold to an investor (November 16, 2018)	20,000	$10,000

**On November 1, 2017, the Company entered into an employment agreement with the Officer and awarded 12,000,000 shares of the Company’s common stock valued at $1,200 as a sign-on bonus. The common shares were valued at par value and were issued to the Officer on January 14, 2019.

The shares of common stock were issued and sold pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.

A total of 22,666,000 shares of common stock of the Company have been issued and outstanding as of June 20, 2019.

Interwest Transfer Company, Inc. is the Company’s transfer agent.

Dividends

Monetiva has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.

Item 6. Selected Financial Data.

Selected Financial Data is not required to be filed by a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Concerning Factors That May Affect Future Results

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

●	worldwide economic, political, and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
●	new business opportunities, product development, and future performance or results of current or anticipated products,
●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
●	the outcome of contingencies, such as legal and regulatory proceedings,
●	future levels of indebtedness, common stock repurchases and capital spending,
●	future availability of and access to credit markets,
●	pension and postretirement obligation assumptions and future contributions,
●	asset impairments,
●	tax liabilities,
●	information technology security, and
●	the effects of changes in tax (including the newly enacted Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this annual report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $45,850 for the year ended December 31, 2017, working capital deficiency of $48,800, and an accumulated deficit of $53,912 at December 31, 2017.

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

We intend to utilize Endless One Global (“E1G”) prepaid card services to provide prepaid cards to under-banked consumers, primarily targeting foreign workers. The primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the United States of America. Business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in both U.S., Mexico and India. Business relationships shall be secured to implement domestically issued Prepaid Cards and financial services in each of those markets. Our aim by this development phase is to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Our accounts are designed to enable foreign workers to have their payroll deposited directly onto the Mastercard issued by us. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access ATMs and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. We also intend to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

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

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the World Bank the volume of remittances from the US to the target markets in 2018 was:

Receiving Country	USD in billions
Mexico	$34.0
India	$80.0
China	$67.0
Philippines	$34.0

https://economictimes.indiatimes.com/nri/forex-and-remittance/india-to-retain-top-position-in-remittances-with-80-billion-world-bank/articleshow/66998062.cms

Results of Operations

Our results of operations for the years ended December 31, 2017 and for the period from July 22, 2016 (Inception Date) to December 31, 2016 were included the operations of the Company. We reported a net loss of $45,850 for the year ended December 31, 2017 as compared to a net loss of $8,062 for the period from July 22, 2016 (Inception Date) to December 31, 2016 applicable to the Company’s common stockholders. The loss resulted primarily due to recording consulting fees, professional fees and payroll and franchise tax expense as operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at December 31, 2017 and 2016, respectively. As shown in the accompanying financial statements, we recorded a net loss of $45,850 for the year ended December 31, 2017. Our working capital deficit at December 31, 2017 was $48,800, and net cash used in operating activities for the year ended December 31, 2017 was $0. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through April 30, 2018, we engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby the Company raised a total amount of $525,500, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $0 which resulted primarily from our net loss of $45,850, common stock issued for services of $800, expenses paid by stockholder and contributed as capital of $2,000, increase in accrued liabilities of $19,350, and increase in accrued compensation of officer of $23,700. Net cash used in operating activities for the period from July 22, 2016 (Inception) to December 31, 2016 was $0, which resulted primarily from our net loss of $8,062, common stock issued for services of $2,000, expenses paid by stockholder and contributed as capital of $312, and an increase in accrued liabilities of $5,750.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016 was $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016 was $0.

As a result of the above activities, we experienced a net increase in cash of $0 for the year ended December 31, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with GAAP. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

MONETIVA INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2017 AND 2016

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2017 and 2016	F-3

Statements of Operations for the Year Ended December 31, 2017 and for the Period from July 22, 2016 (Inception) to December 31, 2016	F-4

Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2017 and for the Period from July 22, 2016 (Inception) to December 31, 2016	F-5

Statements of Cash Flows for the Year Ended December 31, 2017 and for the Period from July 22, 2016 (Inception) to December 31, 2016	F-6

Notes to Financial Statements	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monetiva Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monetiva Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from July 22, 2016 (inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from July 22, 2016 (inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the financial statements, the Company has not generated any revenues since inception. The Company has incurred significant liquidity shortages, operating losses, and working capital deficits. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.
Los Angeles, California
June 14, 2019

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$25,100	$5,750
Accrued payroll - officer	23,700	-
Total Current Liabilities	48,800	5,750

Total Liabilities	48,800	5,750

Commitments and Contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares and 20,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	800	2,000
Additional paid-in capital	4,312	312
Accumulated deficit	(53,912)	(8,062)
Total Stockholders’ Deficit	(48,800)	(5,750)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2017	For the period from July 22, 2016 (Inception) to December 31, 2016

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses	45,850	8,062

Loss from Operations before Income Taxes	(45,850)	(8,062)

Provision for Income Tax	-	-

Net Loss	$(45,850)	$(8,062)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	10,345,205	20,000,000

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - July 22, 2016 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for services	20,000,000	2,000	-	-	2,000

Contributed capital	-	-	312	-	312

Net loss	-	-	-	(8,062)	(8,062)

Balance - December 31, 2016	20,000,000	$2,000	$312	$(8,062)	$(5,750)

Issuance of common stock for services	8,000,000	800	-	-	800

Cancellation of common shares of founders	(20,000,000)	(2,000)	2,000	-	-

Expenses paid by stockholders and contributed as capital	-	-	2,000	-	2,000

Net loss	-	-	-	(45,850)	(45,850)

Balance - December 31, 2017	8,000,000	$800	$4,312	$(53,912)	$(48,800)

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2017	For the period from July 22, 2016 (Inception) to December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,850)	$(8,062)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	800	2,000
Expense paid by stockholder and contributed as capital	2,000	312
Changes in Operating Assets and Liabilities:
Increase in accrued liabilities	19,350	5,750
Increase in accrued compensation of officer	23,700
Net Cash Used in Operating Activities	-	-

Net Increase in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of the Period	-	-

Cash and Cash Equivalents - End of the Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for services	$800	$2,000
Cancellation of common shares in connection with change of control	$2,000	$-

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Monetiva Inc. (formerly known as American Standard Wallet, Inc. and Lark Street Acquisition Corporation, or “Monetiva” or the “Company”), a Delaware corporation, was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect certain amounts reported in the financial statements and footnotes. Accordingly, actual results could differ from those estimates.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically negative working capital, recurring operating losses, accumulated deficit and other adverse key financial ratios.

The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $45,850 for the year ended December 31, 2017, has a working capital deficit of $48,800, and an accumulated deficit of $53,912 as of December 31, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of nil as of December 31, 2017 and 2016, respectively.

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

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2017 and 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of accrued liabilities and payable to officer. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. There was no impact on the Company’s financial position and results of operations as a result of the adoption of this standard.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our financial statements.

There were other updates recently issued accounting pronouncement. The Company’s management does not believe that other than disclosed above, accounting pronouncements that recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – ACCRUED LIABILITIES

The Company has accrued consulting and professional fees, and payroll and franchise taxes of $25,100 as of December 31, 2017, and accrued professional fees of $5,750 as of December 31, 2016, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 14, 2017, the Company issued 8,000,000 shares of its common stock to its former President, a former officer and director of the Company valued at $800, $0.0001 per share (par value) as compensation expense for services performed. In addition, on November 15, 2017, the Company executed an employment agreement with its Chief Executive Officer (“Officer”) and granted 12,000,000 shares of its common stock valued at $1,200,  $0.0001 per share (par value) as a sign-on bonus (Note 5), and the 12,000,000 shares were not issued until January 14, 2019. The Company has recorded officer’s compensation expense of $1,200 and the stock bonus payable was included in accrued payroll – officer as of December 31, 2017.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreement with Officer

On November 1, 2017, the Company entered into an employment agreement with its Officer for a one-year term, which shall be automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company granted 12,000,000 shares of its common stock to the Officer as a sign-on bonus valued at $1,200, and agreed to pay an annual base salary of $180,000 provided that the Officer’s base salary may be reduced to the extent that Officer elects to defer any portion thereof under the terms of any deferred compensation or savings plan maintained by the Company. In addition to the eligibility for consideration of merit-based increases in the discretion of the Board of Directors, Officer’s base salary will be increased effective January 1, of each year during the term commencing January 1, 2018 by ten percent (10%). The Company recorded Officer’s compensation expense of $23,700 and nil for the years ended December 31, 2017 and for the period from July 22, 2016 (inception) to December 31, 2016, respectively. As of December 31, 2017 and 2016, the Company had accrued payroll – officer of $23,700 and nil associated with the employment agreement, respectively.

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

NOTE 6 – INCOME TAX PROVISION

Income tax expense for the year ended December 31, 2017 and for the period from July 22, 2016 (inception) to December 31, 2016 is summarized as follows.

	December 31, 2017	December 31, 2016
Deferred:
Federal	$(8,581)	$(2,741)
State	-	-
Change in valuation allowance	8,581	2,741
Income tax expense (benefit)	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2017	December 31, 2016
Tax at statutory tax rate	34%	34%
State taxes	-	-
Valuation allowance	-21%	-34%
Impact of 2017 Tax Act	-13%	-
Income tax expense	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$11,322	$2,741
Total gross deferred tax assets	11,322	2,741
Less: valuation allowance	(11,322)	(2,741)
Net deferred tax assets	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and the Transition Tax, among others. The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Reform Act, and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. The Company has completed the required analysis  and accounting for substantially all the effects.  Except for the reduction of the income tax rate, there were no material impact on the Company’s financial statements.

As of December 31, 2017 and 2016, the Company had net operating losses of approximately $54,000 and $8,000, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable income expiring on various dates through 2035. As of December 31, 2017 and 2016, management determined that it was unlikely that the Company's deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

The Tax Reform Act reduced the corporate tax rate from 34% to 21% and the tax rate change became effective on January 1, 2018. The carrying value of the Company’s deferred tax assets is also determined by the enacted corporate income tax rate. Consequently, any changes in the corporate income tax rate would cause an impact the carrying value of the Company’s deferred tax assets. Under the new corporate income tax rate at 21%, the Company’s deferred income tax assets and valuation allowance increased by $8,581 from $2,741 as of December 31, 2017. As a result, the net effect of the Tax Reform Act on financial statements is nil as of December 31, 2017.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2017, tax years 2016 and 2017 remain open for examination by the Internal Revenue Service and the Delaware Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Delaware Division of Revenue for any of the open tax years.

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at December 31, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed at $2,000.

On March 14, 2017, the Company effectuated a change in control and redeemed 20,000,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. The Company recorded the cancellation of 20,000,000 shares of common stock at $2,000 as additional paid in capital on March 14, 2017. On March 14, 2017, the Company issued 8,000,000 shares of its common stock at par value of $800 to Mr. James Koh for services rendered, accepted resignation of two officers and directors, and pursuant to Section 4(2) of the Securities Act of 1933, appointed Mr. James Koh, to be the Company’s Chief Executive Officer, the sole officer and director.

On November 1, 2017, the former sole shareholder and director, Mr. James Koh sold all his 8,000,000 shares of common stock to Mr. Pierre Sawaya, who became the sole shareholder and director of the Company, and was appointed as the President and Chief Executive Officer of Monetiva Inc.

On November 1, 2017, the Company entered into an employment agreement with the Officer and awarded 12,000,000 shares of the Company’s common stock valued at $1,200 as a sign-on bonus. The common shares were issued to the Officer in January 2019.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 8,000,000 shares and 20,000,000 shares as of December 31, 2017 and 2016, respectively.

Preferred stock

No preferred stock was issued and outstanding as of December 31, 2017 and 2016, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 14, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

From February 2, 2018 through April 30, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 1,616,000 shares of common stock were sold to private investors at $0.50 per share and to business promoters of EndlessOne Global at $0.25 per share. A total of 486,000 shares of common stock were issued to private investors at $0.50 per share, resulting in a capital raise by the Company of $243,000. In addition, a total of 1,130,000 shares of common stock were issued to promoters of EndlessOne Global at $0.25 per share, resulting in a capital raise by the Company of $282,500. Through the offering the Company raised a total amount of $525,500, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. These shares of common stock were issued on January 14, 2019.

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of June 14, 2019 and agreed to pay the remaining balance of $200,000 prior to June 30, 2019. The Company has recorded $200,000 as subscription receivable as of June 14, 2019 and has issued the 1,000,000 shares of common stock to the investor on January 14, 2019.

On November 7, 2018, an investor executed a stock subscription agreement to purchase 30,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $15,000 to the Company on November 8, 2018 and the Company issued the 30,000 shares to the subscriber on February 25, 2019.

On November 16, 2018, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $10,000 to the Company on November 16, 2018 and the Company issued the 20,000 shares to the subscriber on February 25, 2019.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and 8,000,000 shares acquired from the former Chief Executive Officer (Note 6).

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

On February 26, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber has paid $10,001.60 to the Company on February 27, 2019 and the Company has not issued the 5,264 shares of common stock to the investor as of June 14, 2019.

Between March 14, 2019 and May 17, 2019, the Company received $750,000 from a stockholder for purchase of its common stock. The stockholder has paid for the stock subscriptions but has not executed a subscription agreement and no shares were issued as of June 14, 2019.

On March 3, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $100,000 to the Company on March 27, 2019 for the stock subscriptions and the Company has not issued the 50,000 shares of common stock to the investor as of June 14, 2019.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $16,000 to the Company on April 3, 2019 and the Company has not issued the 8,000 shares of common stock to the investor as of June 14, 2019.

On April 9, 2019, the Company received $4,000 from an investor for purchase of its common stock. The investor has not executed a subscription agreement and no shares were issued as of June 14, 2019.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The same investor had previously purchased 100,000 shares of common stock on February 26, 2018 at $0.50 per share. The Company received $100,000 from the investor on May 16, 2019. The Company has not issued the 200,000 shares of common stock as of June 14, 2019.

As a result of the offerings, a total of 22,666,000 shares of common stock of the Company have been issued and outstanding as of June 14, 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer and sole director). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. There is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s principle executive officer, its chairman and CEO, did not conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

KCCW Accountancy Corp., the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During the period covered by the fourth fiscal quarter, the Company effected a change in control. New management consists of a sole director and officer who is also the sole shareholder. Such person maintains complete financial reporting control as the primary officer. Such control by the primary officer is the same as was in effect prior to the change in control.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Directors and Officers of the Company for the period covered by this Report were:

Name	Age	Positions and Offices Held	Term
James Cassidy*	81	President, Secretary, Director	July 22, 2016 (Inception) - March 14, 2017
James McKillop*	57	Vice President, Director	July 22, 2016 (Inception) - March 14, 2017
James Koh*		President, Secretary, Director	March 14, 2017 - November 1, 2017
Pierre Sawaya**	54	President, Secretary, Director and Chairman of the Board	November 1, 2017 – Present

*	Prior officer and/or Director
**	Mr. Sawaya is the sole officer and director of the Company and its sole shareholder.

There are no agreements or understandings for Mr. Sawaya to resign as either an officer or Director at the request of another person and he is not acting on behalf of nor will act at the direction of any other person.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Pierre Sawaya. Mr. Sawaya has served as the President, Secretary, sole Director and Chairman of the Board of the Company since November 1, 2017. From November 2016 until May 2017 Mr. Sawaya served as the CEO of Global CashSpot, which was a start-up company in the prepaid card business. Mr. Sawaya founded EndlessOne Global Inc. in 2011 and served as its CEO until October 2016. EndlessOne Global Inc. provides debit and prepaid cards with comprehensive services and upfront reward packages, and has become a leading international payment card issuer, transaction processor, program manager and financial software technology company. EndlessOne Global is a turnkey provider of financial products and services, focusing on money remittance, prepaid and financial instruments and management tools for those underserved by traditional bank channels.

James Koh. Mr. Koh served as President, Secretary, Chief Financial Officer and sole director of the Company from March 14, 2017 until November 1, 2017. Mr. Koh has experience in wireless telecommunication research and development and has served as the CEO of a company designed to develop cell phone technology and compete in the cell phone industry in Mexico and Canada. For more than 11 years, Mr. Koh served as CEO of Tiger Stand Corporation overseeing that company’s sales, marketing and operations management in the telecommunication industry.

James Cassidy, Esq., LL.B., LL.M. Mr. Cassidy served as a director and president of the Company during a portion of the period covered by this report. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and became a principal in the law firm of Kieffer & Cassidy, Washington, D.C. Since 1975, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court.

James McKillop. Mr. McKillop served as a director and vice president of the Company during the period covered by this Report. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles. With his background in financial and securities matters, the Company believes Mr. McKillop to have experience and knowledge that will serve the Company in seeking, evaluating and determining a suitable target company.

Code of Ethics.

During the period of this Report, the Company did not have in place an adopted Code of Ethics pursuant to rules described in Regulation S-K. During the period of this Report, the Company has had at most two persons, and currently has only one person, who are the only shareholders and who serve as the only directors and officers. During the period of this report, the Company had no operations or business and did not receive any revenues or investment capital. During the period of this Report, the adoption of an Ethical Code would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company did not have any activities, there are no activities or transactions which would be subject to this code. At such time as the Company commences more significant business operations, the current officers and directors will recommend that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating or audit committee of the board of directors. During the period of this Report, the Company has had at most two persons, and currently has only one person, who are the only shareholders and who serve as the only directors and officers. During the period of this report, the Company had no operations or business and did not receive any revenues or investment capital. At such time as the Company commences more significant business operations and/or has additional shareholders and a larger board of directors, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there has been one, or two at most, shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company is aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2017. To the Company’s knowledge, Mr. Koh failed to file a form 4 within the required time frame following the sale of all of the shares of Company’s common stock owned by him to Mr. Sawaya.

Item 11. Executive Compensation.

Pierre Sawaya Employment Agreement

The Company entered into an employment agreement with its Chief Executive Officer Mr. Pierre Sawaya on November 1st, 2017 as an inducement for Mr. Sawaya’s time and services to be contributed to the Company. The agreement provides for an initial term of one year, which automatically renews for successive one-year periods unless either party provides 90 days prior written notice of non-renewal. The agreement entitled Mr. Sawaya to a sign-on bonus of 12,000,000 shares of the Company’s common stock; which were awarded concurrently with execution of the Contract on November 1st, 2017, but which were not issued until January 14, 2019. The agreement provides for (i) an annual salary equal of $180,000, subject to applicable tax withholding and payable in accordance with the Company’s normal payroll practices and provided that payment of amounts of the salary may be deferred at the election of Mr. Sawaya, (ii) four (4) weeks paid vacation, (iii) incentive payments, benefits and long term incentives to the extent the Company maintains such plans.

The Company may terminate the agreement without cause at any time upon ninety (90) days prior written notice or for cause, subject to a thirty (30) day cure period. If the agreement is terminated without cause, then any unvested incentive awards, stock options restricted stock, phantom shares or similar awards held by Mr. Sawaya shall fully vest. If Mr. Sawaya terminates the agreement for good reason or the agreement terminates as a result of death or complete disability, then Mr. Sawaya or his heirs will be entitled to the same treatment as if he was terminated without cause. Mr. Sawaya may terminate the agreement at any time upon ninety (90) days prior written notice.

If following a change of control, the agreement is terminated within twenty-four months thereafter, then Mr. Sawaya will be entitled to (a) a cash lump sum payment equal to four times (4x) his then base salary, (b) accelerated vesting of all outstanding options to purchase common stock of the Company, and continuation of comparable medical benefits for a period of eighteen months.

Except for Mr. Sawaya, during the period covered by this Report, no other officer received any compensation for services rendered to the Company, nor did they receive any such compensation in the past. During the period covered by this Report, no director received any compensation for services rendered to the Company, nor did they receive any such compensation in the past. Additionally, except for Mr. Sawaya, no other officer and/or director has or is accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Except for Mr. Sawaya, the Company has had no other employment contracts with its executives or employees but may enter into such contracts in the future.

During the period covered by this Report, the Company did not have a compensation committee due to the limited number of directors and that the shareholders were the same persons as the executive officers and directors.

The Company paid cash compensation and granted stock awards to its executives during the year ended December 31, 2017 as follows:

Name and principal position	Year	Salary ($)		Stock Award ($)		Nonqualified deferred compensation earnings $	All other compensation	Total Cash Compensation ($)
Pierre Sawaya, President, Secretary and Chairman of the Board	2017	$22,500	(1)	$1,200	(2)	—	—	—
James Koh, Former President and Secretary	2017	—		—		—	—	—
James Cassidy, Former President and Secretary	2017	—		—		—	—	—
James McKillop, Former Vice President	2017	—		—		—	—	—

(1)	All compensation in form of salary owed pursuant to the employment agreement has been unpaid and is being deferred by Mr. Sawaya. The Company intends to defer payment of executive’s salary compensation until the Company has sufficient amounts to fund both the Company’s operations and executive’s salary.

(2)	Mr. Sawaya’s employment agreement entered into on November 1, 2017, awarded him 12,000,000 shares of the Company’s common stock, which was valued at $1,200. The shares were not issued until January 14, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to beneficial ownership has been furnished for each director, executive officer or beneficial owner of more than 5% of Monetiva’s common stock. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February 28, 2018  are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power and/or investment power with respect to securities. The percentage of beneficial ownership is based on 22,666,000 shares of common stock of the Company issued and outstanding as of June 14, 2019.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Monetiva Inc., 4695 MacArthur Court, Newport Beach, CA 92660.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Pierre Sawaya,	20,000,000	88.2%
CEO, Secretary and Chairman

All Executive Officers	20,000,000	88.2%
And Directors as a Group (1 person)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company entered into an employment agreement with its Chief Executive Officer Mr. Pierre Sawaya on November 1, 2017 as an inducement for Mr. Sawaya’s time and services to be contributed to the Company. The agreement provides for an initial term of one year, which automatically renews for successive one-year periods unless either party provides 90 days prior written notice of non-renewal. The agreement entitled Mr. Sawaya to a sign-on bonus of 12,000,000 shares of the Company’s common stock; which were awarded concurrently with execution of the Contract on November 1, 2017, but which were not issued until January 14, 2019. The agreement provides for (i) an annual salary equal of $180,000, subject to applicable tax withholding and payable in accordance with the Company’s normal payroll practices and provided that payment of amounts of the salary may be deferred at the election of Mr. Sawaya, (ii) four (4) weeks paid vacation, (iii) incentive payments, benefits and long term incentives to the extent the Company maintains such plans.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees incurred in 2017 and 2016 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2017	December 31, 2016
Audit Fees	$5,750	$5,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre- approval policies and procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements at the beginning of this document.

(a) (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers. See (b) Exhibits, which follow.

(b) Exhibits.

(3) Articles of Incorporation and bylaws

(3.1)	Certificate of Incorporation of Lark Street Acquisition Corporation*
(3.2)	By-Laws of Lark Street Acquisition Corporation*
(3.3)	Specimen stock certificate of Lark Street Acquisition Corporation*

*	Incorporated by reference to our Form 10-12G, filed on August 9, 2016.

(10) Material contracts and management compensation plans and arrangements:

(10.1)	AIRCR Standard Sublease Multi-Tenant, dated February 9, 2018, by and between Wunderlich Securites, Inc., as Sublessor, and Monetiva Inc, and Pierre Sawaya as Sublessee
(10.2)	Employment Agreement, dated November 1, 2017, between Monetiva and Pierre Sawaya
(10.3)	Processing Service Agreement, dated January 15, 2018, by and between EndlessOne Global, Inc. and Monetive Inc. [portions of this Exhibit have been omitted]

Filed herewith, in addition to items, if any, specifically identified above:

(31.1)	302 Certification of Pierre Sawaya
(32.1)	906 Certification of Pierre Sawaya

(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Item 16. Form 10-K Summary.

No Form 10-K summary is being provided as a part of this document.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONETIVA INC.

By:	/s/ Pierre Sawaya,
Chief Executive Officer
Principal executive officer
Principal financial officer

Dated: June 20, 2019

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MONETIVA INC.

NAME	OFFICE	DATE
/s/ Pierre Sawaya	Director	June 20, 2019