Form 10-Q
period 2018-03-31
Monetiva Inc.
filed 2019-09-06
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at September 6, 2019 was 22,866,000.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

Current Assets
Cash	$112,951	$-
Advance to officer	25,100	-
Prepaid expense	65,000	-
Other current assets	424	-
Total Current Assets	203,475	-

Deposits	25,138	-

Total Assets	$228,613	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$35,460	$25,100
Accrued payroll - officer	1,200	23,700
Total Current Liabilities	36,660	48,800

Total Liabilities	36,660	48,800

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	800	800
Additional paid-in capital	4,312	4,312
Stock subscriptions received in advance	320,000	-
Accumulated deficit	(133,159)	(53,912)
Total Stockholders’ Equity (Deficit)	191,953	(48,800)

Total Liabilities and Stockholders’ Deficit	$228,613	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating Expenses
General and administrative	79,247	3,800
Total operating expenses	(79,247)	(3,800)

Loss before income taxes	(79,247)	(3,800)

Provision for income tax	-	-

Net Loss	$(79,247)	$(3,800)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	8,000,000	17,511,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

FOR THE THREE MONTHS	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders’
ENDED MARCH 31, 2017	Shares	Amount	Capital	Advance	Deficit	Deficit

Balance - January 1, 2017	20,000,000	$2,000	$312	$-	$(8,062)	$(5,750)

Issuance of common stock for services	8,000,000	800	-	-	-	800

Cancellation of common shares of founders	(20,000,000)	(2,000)	-	-	-	(2,000)

Contributed capital	-	-	3,000	-	-	3,000

Net loss	-	-	-	-	(3,800)	(3,800)

Balance - March 31, 2017	8,000,000	$800	$3,312	$-	$(11,862)	$(7,750)

FOR THE THREE MONTHS	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders’ Equity
ENDED MARCH 31, 2018	Shares	Amount	Capital	Advance	Deficit	(Deficit)
Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	320,000	-	320,000

Net loss	-	-	-		(79,247)	(79,247)

Balance - March 31, 2018	8,000,000	$800	$4,312	$320,000	$(133,159)	$191,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,247)	$(3,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	800
Expense paid by stockholder and contributed as capital	-	1,000
Changes in Operating Assets and Liabilities:
Advance to officer	(97,300)	-
Prepaid expenses	(90,138)	-
Other current assets	(424)	-
Deposits	(25,136)	-
Accrued liabilities	10,360	2,000
Accrued payroll - officer	49,700	-
Net Cash Used in Operating Activities	(207,049)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from stock subscriptions received in advance	320,000	-
Net Cash Provided by Financing Activities	320,000	-

Net Increase in Cash	112,951	-

Cash - Beginning of the Period	-	-

Cash - End of the Period	$112,951	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for services	$-	$800
Redemption of common shares in connection with change of control	$-	$2,000
Accrued compensation of officer	$72,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2018 and 2017

(UNAUDITED)

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

As of September 6, 2019, the Company has a total of 22,866,000 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 87.47% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2017 Annual Report filed with the Securities and Exchange Commission on Form 10-K on June 21, 2019.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $79,247 for the quarter ended March 31, 2018, used net cash in operating activities of $207,049, and has an accumulated deficit of $133,159 as of March 31, 2018. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $112,951 and $0 as of March 31, 2018 and December 31, 2017, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on its financial statements.

There were other updates recently issued accounting pronouncement. The Company’s management does not believe that other than disclosed above, accounting pronouncements that recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued consulting and professional fees, and payroll and franchise taxes of $35,460 and $25,100 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 14, 2017, the Company issued 8,000,000 shares of its common stock at $0.0001 per share (par value) to its former President, a former officer and director of the Company, valued at $800 as compensation expense for services performed. In addition, on November 15, 2017, the Company executed an employment agreement with its Chief Executive Officer (“Officer”), Pierre Sawaya, and granted 12,000,000 shares of its common stock at par valued at $1,200, as a sign-on bonus. The 12,000,000 shares of common stock were not issued until January 14, 2019. The Company has recorded the sign-on bonus expense of $1,200 as accrued payroll of officer as of March 31, 2018 and December 31, 2017, respectively.

On February 5, 2018 and March 1, 2018, the Officer paid two instalments of $40,000 and $57,300 from the Company’s funds to a former officer and director to acquire all the issued and outstanding common stock owned by the former officer and director (8,000,000 common shares) of the Company for $97,300. The Company recorded $97,300 as advance to Officer upon payment of funds. At the time, the Officer was not aware that the advance of funds from the Company of $97,300 was in violation of section 13 of the Securities Act of 1934, as amended. The Officer agreed to repay the advanced amounts by offset of compensation due him. The Company offset the amounts due from the Officer against the payroll compensation of $72,000 due to the Officer as of March 31, 2018. As a result, the Company recorded advance to officer of $25,100 and $0 at March 31, 2018 and December 31, 2017, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $11,778 and $0 for the three months ended March 31, 2018 and 2017, respectively, and rent paid in advance of $424 as other current asset at March 31, 2018.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,:	Amount
2018	$97,614
2019	137,515
Total	$235,129

Employment Agreement with Officer

On November 1, 2017, the Company entered into an employment agreement with its Officer for a one-year term, which shall be automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company granted 12,000,000 shares of its common stock to the Officer as a sign-on bonus valued at $1,200, and agreed to pay an annual base salary of $180,000 provided that the Officer’s base salary may be reduced to the extent that Officer elects to defer any portion thereof under the terms of any deferred compensation or savings plan maintained by the Company. In addition to the eligibility for consideration of merit-based increases in the discretion of the Board of Directors, Officer’s base salary will be increased effective January 1, of each year during the term commencing January 1, 2018 by ten percent (10%). The Company recorded Officer’s compensation expense of $49,500 and $0 for the three months ended March 31, 2018 and 2017, respectively. The Company has recorded accrued payroll of officer associated with the employment agreement $1,200 and $23,700 at March 31, 2018 and December 31, 2017, respectively.

Prepaid Debit Cards Commitment

On January 15, 2018, the Company entered into an agreement with Endless One Global, Inc. (“E1G”) whereby, EIG will provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years, with a one-time upfront fee of $250,000 for each of the three (3) countries of USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G. The Company has paid to E1G $65,000 and $0 and recorded it as prepaid expense as of March 31, 2018 and December 31, 2017, respectively.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2018 and December 31, 2017, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization at March 31, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed at $2,000.

On March 14, 2017, the Company effectuated a change in control and redeemed 20,000,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. The Company recorded the cancellation of 20,000,000 shares of common stock at its fair value of $2,000 as additional paid in capital on March 14, 2017. On March 14, 2017, the Company issued 8,000,000 shares of its common stock at par value of $800 to Mr. James Koh for services rendered, accepted resignation of two officers and directors, and pursuant to Section 4(2) of the Securities Act of 1933, appointed Mr. James Koh, to be the Company’s Chief Executive Officer, the sole shareholder, officer and director.

On November 1, 2017, the former sole shareholder, officer and director, Mr. James Koh sold all his 8,000,000 shares of common stock to Mr. Pierre Sawaya, who became the sole shareholder, officer and director of the Company, and was appointed as the President and Chief Executive Officer of Monetiva Inc.

On November 1, 2017, the Company entered into an employment agreement with Mr. Pierre Sawaya and awarded him 12,000,000 shares of the Company’s common stock valued at $1,200 as a sign-on bonus. The common shares were issued to the Officer in January 2019.

From February 2, 2018 through March 31, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 1,060,000 shares were agreed to be sold to private investors at $0.50 per share and to the business promoters of EndlessOne Global at $0.25 per share. A total of 220,000 common shares were agreed to be issued to private investors at $0.50 per share, resulting in a capital raise by the Company of $110,000. In addition, a total of 840,000 common shares were agreed to be issued to the business promoters of EndlessOne Global at $0.25 per share, resulting in a capital raise by the Company of $210,000. Through the offering the Company received a total amount of $320,000 as of March 31, 2018, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. These common shares were not issued until January 14, 2019.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at March 31, 2018 and December 31, 2017 were 8,000,000 shares, respectively.

Preferred Stock

No preferred stock was issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 6, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

From April 1, 2018 to April 30, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 556,000 shares were sold to private investors at $0.50 per share and to the business promoters of EndlessOne Global at $0.25 per share. A total of 266,000 common shares were issued to private investors at $0.50 per share, resulting in a capital raise by the Company of $133,000. In addition, a total of 290,000 common shares were issued to the business promoters of EndlessOne Global at $0.25 per share, resulting in a capital raise by the Company of $72,500. Through the offering the Company raised a total amount of $525,000, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. These shares were not issued until January 14, 2019.

On June 30, 2018, the Company offset the net receivable balance due from Officer of $25,100 as of March 31, 2018, against the payroll compensation due to the Officer for April 2018 and May 2018, respectively.

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of September 6, 2019, and agreed to pay the remaining balance prior to August 31, 2019. The Company has issued the 1,000,000 shares of common stock on January 14, 2019 to the investor and recorded $200,000 as subscription receivable.

On November 8, 2018, an investor executed a stock subscription agreement to purchase 30,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $15,000 to the Company on November 8, 2018 and the Company has not issued the 30,000 shares to the subscriber as of September 6, 2019.

On November 16, 2018, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $10,000 to the Company on November 16, 2018 and the Company has not issued the 20,000 shares to the subscriber as of September 6, 2019.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and 8,000,000 shares acquired from the former Chief Executive Officer.

On February 26, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber has paid $10,001.60 to the Company on February 27, 2019 and the Company has not issued the 5,264 shares of common stock to the investor as of September 6, 2019.

On March 3, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $100,000 to the Company on March 27, 2019 for the stock subscriptions and the Company has not issued the 50,000 shares of common stock to the investor as of September 6, 2019.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $16,000 to the Company on April 3, 2019 and the Company has not issued the 8,000 shares of common stock to the investor as of September 6, 2019.

On April 9, 2019, the Company received $4,000 from an investor for purchase of its common stock. The investor has not executed a subscription agreement and no shares were issued as of September 6, 2019.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The same investor had previously purchased 100,000 shares of common stock on February 26, 2018 at $0.50 per share. The Company received $100,000 from the investor on May 16, 2019. The Company has not issued the 200,000 shares of common stock as of September 6, 2019.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The subscriber has paid $60,000 to the Company on June 17, 2019 and the Company has not issued the 240,000 shares of common stock to the investor as of September 6, 2019.

Between March 14, 2019 and September 6, 2019, a shareholder has advanced $788,750 to the Company to purchase additional common shares of the Company. The Company and the shareholder are negotiating the terms of purchase of common stock and have not executed a stock subscriptions agreement as of September 6, 2019.

On July 10, 2019, the Company received $10,000 from an investor for purchase of common stock. The investor has not executed a subscription agreement and no shares were issued as of September 6, 2019.

On July 16, 2019, the Company received $200,000 from an investor for purchase of 200,000 shares of common stock at $1.00 per share. The investor has executed a subscription agreement and the Company issued 200,000 shares on July 24, 2019.

On August 22, 2019, the Company became aware of an Securities and Exchange Commission Order Instituting Administrative Proceedings and Notice of Hearing alleging that the Company is delinquent in certain of its periodic filings with the Commission and indicating that administrative proceedings are intended to be held (i) to determine all delinquent filings and any defenses of the Company for any such delinquent filings, and (ii) to make a decision as whether it may be appropriate to take any action to suspend or revoke the Company’s registration of its securities. The date of the Commission Order is August 14, 2019. The Company is actively working to resolve any delinquent filings as quickly as possible and intends to demonstrate to the Commission its diligence in that regard.

As of September 6, 2019, the Company has paid E1G $726,780 as the processing fees to initiate and establish BINs for the Company.

As a result of the offerings, a total of 22,866,000 shares of common stock of the Company have been issued and outstanding as of September 6, 2019.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $79,247 for the three months ended March 31, 2018, net cash used in operating activities of $207,049, and an accumulated deficit of $133,159 at March 31, 2018.

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

We intend to utilize Endless One Global (“E1G”) prepaid card services to provide prepaid cards to under-banked consumers, primarily targeting foreign workers. The primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the US. Business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in both U.S., Mexico and India. Business relationships shall be secured to implement domestically issued prepaid cards and financial services in each of those markets. Our aim by this development phase is to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Our accounts are designed to enable foreign workers to have their payroll deposited directly onto the Mastercard issued by us. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access Automated Teller Machines (“ATMs”) and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. We also intend to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

After successful rollout of Phase I development programs, we intend to expand to additional countries and territories as part of its Phase II development plan. We shall provide the same services to these new territories. Phase II territories are likely to include Canada, European nations, Philippines, Indonesia, South Korea, Middle Eastern nations and China.

Our Strategy

To successfully grow and expand our business, we intend to deploy the following primary marketing strategies:

●	Target those foreign market Immigrants in the US by metro area;

●	Establish business promoters in high density metro areas – Sales & Marketing Representatives;

●	Setup Internet Infrastructure to enable family\friend Issuance in each market, utilizing digital marketing to drive traffic to the Company’s domain;

●	Utilize retail distribution partners;

●	Utilize accountholder incentives to create a viral referral base to bring in new accountholders; and

●	Add new products and services to existing accountholders to generate increased usage per accountholder;

Once we have deployed these primary strategies in the US, cross marketing to the other countries will be implemented using the same strategy (e.g. United States of America to Philippines and Canada to Mexico).

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

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the economists at the World Bank (https://www.pewresearch.org/global/interactives/remittance-flows-by-country/) the volume of remittances from the US to the target markets in 2017 was:

Receiving Country	USD in billions
Mexico	$30.0
India	$11.7
China	$16.1
Philippines	$11.1

Results of Operations

Our results of operations for the three months ended March 31, 2018 and 2017 included the operations of the Company. We reported a net loss of $79,247 applicable to the Company’s common stockholders for the three months ended March 31, 2018 as compared to a net loss of $3,800 for the same comparable period ended March 31, 2017. The increase in loss in 2018 resulted primarily due to officer’s compensation and travel expense, rent, professional and consulting expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $112,951 at March 31, 2018 as compared to $0 at December 31, 2017. As shown in the accompanying financial statements, we recorded a net loss of $79,247 for the three months ended March 31, 2018. Our accumulated deficit at March 31, 2018 was $133,159 and net cash used in operating activities for the three months ended March 31, 2018 was $207,049. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through September 6, 2019, we were engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby we raised a total amount of $1,999,252, which was immediately made available to us to cover our operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $207,049 which resulted primarily from our net loss of $79,247, and net change in operating assets and liabilities of $127,802 due to increase in receivable from officer of $97,300, increase in prepaid deposits of $65,000 towards BIN and rent deposits of $25,138, increase in other current assets of $424, increase in accrued liabilities of $10,360 and increase in accrued payroll of officer of $49,700. Net cash used in operating activities for the three months ended March 31, 2017 was $0 which resulted primarily from our net loss of $3,800, common stock issued for services of $800, expense paid by stockholder and contributed as capital of $1,000 and increase in accrued liabilities of $2,000.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 and 2017 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $320,000 due to cash proceeds from stock subscriptions. Net cash provided by financing activities for the three months ended March 31, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $112,951 for the three months ended March 31, 2018. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2017 Annual Report filed with the SEC on June 21, 2019, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On August 22, 2019, the Company became aware of an Securities and Exchange Commission Order Instituting Administrative Proceedings and Notice of Hearing alleging that the Company is delinquent in certain of its periodic filings with the Commission and indicating that administrative proceedings are intended to be held (i) to determine all delinquent filings and any defenses of the Company for any such delinquent filings, and (ii) to make a decision as whether it may be appropriate to take any action to suspend or revoke the Company’s registration of its securities. The date of the Commission Order is August 14, 2019. The Company is actively working to resolve any delinquent filings as quickly as possible and intends to demonstrate to the Commission its diligence in that regard.

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

Monetiva Inc.

Date: September 6, 2019	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document