Form 10-Q
period 2018-06-30
Monetiva Inc.
filed 2019-09-27
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at September 27, 2019 was 22,866,000.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

Current Assets
Cash	$69,643	$-
Prepaid expense	195,000	-
Total Current Assets	264,643	-

Deposits	25,136	-

Total Assets	$289,779	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$42,690	$25,100
Accrued payroll - officer	1,900	23,700
Deferred rent	10,505	-
Payable to officer	200	-
Total Current Liabilities	55,295	48,800

Total Liabilities	55,295	48,800

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	800	800
Additional paid-in capital	4,312	4,312
Stock subscriptions received in advance	525,500	-
Accumulated deficit	(296,128)	(53,912)
Total Stockholders’ Equity (Deficit)	234,484	(48,800)

Total Liabilities and Stockholders’ Deficit	$289,779	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	162,967	2,000	242,216	5,800
Total Operating expenses	(162,967)	(2,000)	(242,216)	(5,800)

Loss before income taxes	(162,967)	(2,000)	(242,216)	(5,800)

Provision for income tax	-	-	-	-

Net loss	$(162,967)	$(2,000)	$(242,216)	$(5,800)

Loss per share - Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	8,000,000	8,000,000	8,000,000	12,833,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

FOR THE THREE MONTHS	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders’ Equity
ENDED JUNE 30, 2017	Shares	Amount	Capital	Advance	Deficit	(Deficit)

Balance - April 1, 2017	8,000,000	$800	$3,312	$-	$(11,862)	$(7,750)

Contributed capital	-	-	1,000	-	-	1,000

Net loss	-	-	-	-	(2,000)	(2,000)

Balance - June 30, 2017	8,000,000	$800	$4,312	$-	$(13,862)	$(8,750)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

Balance - January 1, 2017	20,000,000	$2,000	$312	$-	$(8,062)	$(5,750)

Issuance of common stock for services	8,000,000	800	-	-	-	800

Cancellation of common shares of founders	(20,000,000)	(2,000)	2,000	-	-	-

Contributed capital	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	(5,800)	(5,800)

Balance - June 30, 2017	8,000,000	$800	$4,312	$-	$(13,862)	$(8,750)

FOR THE THREE MONTHS	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders’ Equity
ENDED JUNE 30, 2018	Shares	Amount	Capital	Advance	Deficit	(Deficit)

Balance - April 1, 2018	8,000,000	$800	$4,312	$320,000	$(133,161)	$191,951

Stock subscriptions received in advance	-	-	-	205,500	-	205,500

Net loss	-	-	-		(162,967)	(162,967)

Balance - June 30, 2018	8,000,000	$800	$4,312	$525,500	$(296,128)	$234,484

FOR THE SIX MONTHS ENDED JUNE 30, 2018

Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	525,500	-	525,500

Net loss	-	-	-	-	(242,216)	(242,216)

Balance - June 30, 2018	8,000,000	$800	$4,312	$525,500	$(296,128)	$234,484

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,216)	$(5,800)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	800
Expense paid by stockholder and contributed as capital	-	2,000
Changes in Operating Assets and Liabilities:
Prepaid expenses	(195,000)	-
Deposits	(25,136)	-
Accrued liabilities	17,590	3,000
Accrued payroll - officer	(21,800)	-
Deferred rent	10,505	-
Net Cash Used in Operating Activities	(456,057)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from officer	200	-
Cash proceeds from stock subscriptions received in advance	525,500	-
Net Cash Provided By Financing Activities	525,700	-

Net Increase in Cash	69,643	-

Cash - Beginning of the Period	-	-

Cash - End of the Period	$69,643	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for services	$-	$800
Redemption of common shares in connection with change of control	$-	$2,000
Accrued compensation of officer	$105,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

As of September 26, 2019, the Company has a total of 22,866,000 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 87.47% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2018, and the results of operations and cash flows for the six months ended June 30, 2018. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $242,216 for the six months ended June 30, 2018, used net cash in operating activities of $456,057, and has an accumulated deficit of $296,128 as of June 30, 2018. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $69,643 and $0 as of June 30, 2018 and December 31, 2017, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, accrued liabilities, deferred rent and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $42,690 and $25,100 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 14, 2017, the Company issued 8,000,000 shares of its common stock at $0.0001 per share (par value) to its former President, a former officer and director of the Company, valued at $800 as compensation expense for services performed. In addition, on November 15, 2017, the Company executed an employment agreement with its Chief Executive Officer (“Officer”) and granted 12,000,000 shares of its common stock at par value at $1,200, as a sign-on bonus. The 12,000,000 shares of common stock were not issued until January 14, 2019. The Company has recorded the sign-on bonus expense of $1,200 as accrued compensation of officer as of June 30, 2018 and December 31, 2017, respectively.

On January 4, 2018, the Officer advanced the Company $200 to open Company’s bank account. On February 5, 2018 and March 1, 2018, the Officer paid two instalments of $40,000 and $57,300 from the Company’s funds to a former officer and director to acquire all the issued and outstanding common stock owned by the former officer and director (8,000,000 common shares) of the Company for $97,300. On April 6, 2018, the Officer took a short-term advance from the Company of $8,500. The Company offset the receivable from the Officer against the payroll compensation of $105,800 due to the Officer as of June 30, 2018. As a result, the Company recorded a net payable to officer of $200 at June 30, 2018, and a net payable of accrued compensation to Officer of $1,900 and $23,700 at June 30, 2018 and December 31, 2017, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $35,333 and $47,111 for the three months and six months ended June 30, 2018, and $0 for the three months and six months ended June 30, 2017, respectively. In addition, the Company recorded a payable of deferred rent of $10,505 and $0 at June 30, 2018 and December 31, 2017, respectively.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,:	Amount
2018	$73,211
2019	$137,514
Total	$210,725

Employment Agreement with Officer

On November 1, 2017, the Company entered into an employment agreement with its Officer for a one-year term, which shall be automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company granted 12,000,000 shares of its common stock to the Officer as a sign-on bonus valued at $1,200, and agreed to pay an annual base salary of $180,000 provided that the Officer’s base salary may be reduced to the extent that Officer elects to defer any portion thereof under the terms of any deferred compensation or savings plan maintained by the Company. In addition to the eligibility for consideration of merit-based increases in the discretion of the Board of Directors, Officer’s base salary will be increased effective January 1, of each year during the term commencing January 1, 2018 by ten percent (10%). The Company has recorded Officer’s compensation expense of $49,500 and $99,000 for the three months and six months ended June 30, 2018 and $0 for the three months and six months ended June 30, 2017, respectively.

Prepaid Debit Cards Commitment

On January 15, 2018, the Company entered into an agreement with Endless One Global, Inc. (“E1G”) whereby, EIG will provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years, with a one-time upfront fee of $250,000 for each of the three (3) countries of USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G. The Company has paid to E1G $195,000 and $0 and recorded it as prepaid expense as of June 30, 2018 and December 31, 2017, respectively.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization at June 30, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

From February 2, 2018 through April 30, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 1,616,000 shares were agreed to be sold to private investors at $0.50 per share and to the business promoters of E1G at $0.25 per share. A total of 486,000 common shares were agreed to be issued to private investors at $0.50 per share, resulting in a capital raise by the Company of $243,000. In addition, a total of 1,130,000 common shares were agreed to be sold to the business promoters of E1G at $0.25 per share, resulting in a capital raise by the Company of $282,500. Through the offering the Company received a total amount of $525,500 as of June 30, 2018, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. These common shares were not issued until January 14, 2019.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at June 30, 2018 and December 31, 2017 were 8,000,000 shares, respectively.

Preferred stock

No preferred stock was issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 26, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of August 9, 2019, and agreed to pay the remaining balance prior to August 31, 2019. The Company has issued the 1,000,000 shares of common stock on January 14, 2019 to the investor and recorded $200,000 as subscription receivable.

On November 8, 2018, an investor executed a stock subscription agreement to purchase 30,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $15,000 to the Company on November 8, 2018 and the Company has not issued the 30,000 shares to the subscriber as of September 26, 2019.

On November 16, 2018, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $10,000 to the Company on November 16, 2018 and the Company has not issued the 20,000 shares to the subscriber as of September 26, 2019.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and 8,000,000 shares acquired from the former Chief Executive Officer.

On February 26, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber has paid $10,001.60 to the Company on February 27, 2019 and the Company has not issued the 5,264 shares of common stock to the investor as of September 26, 2019.

On March 3, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $100,000 to the Company on March 27, 2019 for the stock subscriptions and the Company has not issued the 50,000 shares of common stock to the investor as of September 26, 2019.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $16,000 to the Company on April 3, 2019 and the Company has not issued the 8,000 shares of common stock to the investor as of September 26, 2019.

On April 9, 2019, the Company received $4,000 from an investor for purchase of its common stock. The investor has not executed a subscription agreement and no shares were issued as of September 26, 2019.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The same investor had previously purchased 100,000 shares of common stock on February 26, 2018 at $0.50 per share. The Company received $100,000 from the investor on May 16, 2019. The Company has not issued the 200,000 shares of common stock as of September 26, 2019.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The subscriber has paid $60,000 to the Company on June 17, 2019 and the Company has not issued the 240,000 shares of common stock to the investor as of September 26, 2019.

Between March 14, 2019 and August 9, 2019, a shareholder has advanced $788,750 to the Company to purchase additional common shares of the Company. The Company and the shareholder are negotiating the terms of purchase of common stock and have not executed a stock subscriptions agreement as of September 26, 2019.

On July 10, 2019, the Company received $10,000 from an investor for purchase of common stock. The investor has not executed a subscription agreement and no shares were issued as of September 26, 2019.

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

As of September 26, 2019, the Company has paid to E1G $726,780 as the processing fees to initiate and establish BINs for the Company.

As a result of the offerings, a total of 22,866,000 shares of common stock of the Company have been issued and outstanding as of September 27, 2019.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $242,216 for the six months ended June 30, 2018, net cash used in operating activities of $456,057, and an accumulated deficit of $296,128 at June 30, 2018.

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

Results of Operations

Our results of operations for the three months and six months ended June 30, 2018 and 2017 included the operations of the Company. We reported a net loss of $162,967 and $242,216 applicable to the Company’s common stockholders for the three months and six months ended June 30, 2018 as compared to a net loss of $2,000 and $5,800 for the same comparable periods ended June 30, 2017. The increase in loss in 2018 resulted primarily due to recording of officer’s compensation expense, travel and entertainment expense, rent, professional and consulting expenses, and other general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $69,643 at June 30, 2018 as compared to $0 at December 31, 2017. As shown in the accompanying financial statements, we recorded a net loss of $242,216 for the six months ended June 30, 2018. Our accumulated deficit at June 30, 2018 was $296,128 and net cash used in operating activities for the six months ended June 30, 2018 was $456,057. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through September 18, 2019, we were engaged in private exempt offerings in reliance on Regulation D, Rule 506, whereby we raised a total amount of $1,999,252, which was immediately made available to us to cover our operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $455,857 which resulted primarily from our net loss of $242,216, and net change in operating assets and liabilities of $213,840, attributable to increase in prepaid assets of $195,000 due to prepaid deposits towards BIN and increase in rent deposits of $25,136, increase in accrued liabilities of $17,590, decrease in accrued compensation of officer of $21,800, and increase in deferred rent of $10,505. Net cash used in operating activities for the six months ended June 30, 2017 was $0, which resulted primarily from our net loss of $5,800, common stock issued for services of $800, expense paid by stockholder and contributed as capital of $2,000 and increase in accrued liabilities of $3,000.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 and 2017 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $525,700 primarily due to $525,500 of cash proceeds received from stock subscriptions and cash proceeds of $200 received from the officer. Net cash provided by financing activities for the six months ended June 30, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $69,643 for the six months ended June 30, 2018. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on July 22, 2016. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the second quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Monetiva Inc.

Date: September 27, 2019	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document