Form 10-Q
period 2018-09-30
Monetiva Inc.
filed 2019-10-02
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55670

Monetiva Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	81-3495101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 450

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at October 2, 2019 was 22,866,000.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

Current Assets
Cash	$65,408	$-
Prepaid expenses	256,280	-
Total Current Assets	321,688	-

Deposits	25,136	-

Total Assets	$346,824	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$64,687	$25,100
Accrued payroll - officer	30,760	23,700
Deferred rent	9,233	-
Payable to officer	400	-
Total Current Liabilities	105,080	48,800

Total Liabilities	105,080	48,800

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	800	800
Additional paid-in capital	4,312	4,312
Stock subscriptions received in advance	665,500	-
Accumulated deficit	(428,868)	(53,912)
Total Stockholders’ Equity (Deficit)	241,744	(48,800)

Total Liabilities and Stockholders’ Equity	$346,824	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	132,580	2,750	374,796	8,550
Total Operating Expenses	(132,580)	(2,750)	(374,796)	(8,550)

Other Income (Expenses)
Interest expense	(160)	-	(160)	-
Total Other Income (Expense)	(160)	-	(160)	-

Loss before Income Taxes	(132,740)	(2,750)	(374,956)	(8,550)

Provision for Income Tax	-	-	-	-

Net Loss	$(132,740)	$(2,750)	$(374,956)	$(8,550)

Loss per Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.05)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	8,000,000	8,000,000	8,000,000	11,135,531

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Advance	Deficit	(Deficit)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
Balance - July 1, 2017	8,000,000	$800	$4,312	$-	$(13,862)	$(8,750)

Net loss	-	-	-	-	(2,750)	(2,750)

Balance - September 30, 2017	8,000,000	$800	$4,312	$-	$(16,612)	$(11,500)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Balance - January 1, 2017	20,000,000	$2,000	$312	$-	$(8,062)	$(5,750)

Issuance of common stock for services	8,000,000	800	-	-	-	800

Cancellation of common shares of founders	(20,000,000)	(2,000)	2,000	-	-	-

Contributed capital	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	(8,550)	(8,550)

Balance - September 30, 2017	8,000,000	$800	$4,312	$-	$(16,612)	$(11,500)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Advance	Deficit	(Deficit)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Balance - July 1, 2018	8,000,000	$800	$4,312	$525,500	$(296,128)	$234,484

Stock subscriptions received in advance	-	-	-	140,000	-	140,000

Net loss	-	-	-		(132,740)	(132,740)

Balance - September 30, 2018	8,000,000	$800	$4,312	$665,500	$(428,868)	$241,744

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	665,500	-	665,500

Net loss	-	-	-	-	(374,956)	(374,956)

Balance - September 30, 2018	8,000,000	$800	$4,312	$665,500	$(428,868)	$241,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(374,956)	$(8,550)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	800
Expense paid by stockholder and contributed as capital	-	2,000
Changes in Operating Assets and Liabilities:
Prepaid expense	(256,280)	-
Deposits	(25,136)	-
Accrued liabilities	39,587	5,750
Accrued payroll - officer	7,060	-
Deferred rent	9,233	-
Net Cash Used in Operating Activities	(600,492)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from officer	400	-
Cash proceeds from stock subscriptions received in advance	665,500	-
Net Cash Provided By Financing Activities	665,900	-

Net Increase in Cash	65,408	-

Cash - Beginning of the Period	-	-

Cash - End of the Period	$65,408	$-

Supplemental Disclosures of Cash Flows
Cash paid for interest	$160	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for services	$-	$800
Redemption of common shares in connection with change of control	$-	$2,000
Accrued compensation of officer	$105,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

(Formerly American Standard Wallet, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2018 and 2017

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

As of October 2, 2019, the Company has a total of 22,866,000 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 87.47% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2018, and the results of operations and cash flows for the nine months ended September 30, 2018. The balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $374,956 for the nine months ended September 30, 2018, used net cash in operating activities of $600,492, and has an accumulated deficit of $428,868 as of September 30, 2018. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $65,408 and $0 as of September 30, 2018 and December 31, 2017, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $64,687 and $25,100 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 14, 2017, the Company issued 8,000,000 shares of its common stock at $0.0001 per share (par value) to its former President, a former officer and director of the Company, valued at $800 as compensation expense for services performed. In addition, on November 15, 2017, the Company executed an employment agreement with its Chief Executive Officer (“Officer”) and granted 12,000,000 shares of its common stock at par value at $1,200, as a sign-on bonus. The 12,000,000 shares of common stock were not issued until January 14, 2019. The Company has recorded the sign-on bonus expense of $1,200 as accrued payroll of officer as of September 30, 2018 and December 31, 2017, respectively.

On January 4, 2018, the Officer advanced the Company $200 to open Company’s bank account. On February 5, 2018 and March 1, 2018, the Officer paid two instalments of $40,000 and $57,300 from the Company’s funds to a former officer and director to acquire all the issued and outstanding common stock owned by the former officer and director (8,000,000 common shares) of the Company for $97,300. At the time, the Officer was not aware that the advance of funds from the Company was in violation of section 13 of the Securities Act of 1934, as amended. The Officer agreed to repay the advanced amounts by offset of compensation due him. On April 6, 2018, the Officer took a short-term advance from the Company of $8,500. On September 11, 2018, the Officer advanced the Company $200 for its working capital needs. As of September 30, 2018, the Company had $105,400 as receivable from the Officer upon payment of funds. The Company offset the receivable from the Officer against the payroll compensation of $105,800 due to the Officer as of September 30, 2018. As a result, the Company recorded a net payable to Officer of $400 at September 30, 2018, and a net payable of accrued payroll to Officer of $30,760 and $23,700 at September 30, 2018 and December 31, 2017, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $35,333 and $82,443 for the three months and nine months ended September 30, 2018, and $0 for the three months and nine months ended September 30, 2017, respectively. In addition, the Company recorded a payable of deferred rent of $9,233 and $0 at September 30, 2018 and December 31, 2017, respectively.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2018	$36,606
2019	$137,514
Total	$174,120

Employment Agreement with Officer

On November 1, 2017, the Company entered into an employment agreement with its Officer for a one-year term, which shall be automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company granted 12,000,000 shares of its common stock to the Officer as a sign-on bonus valued at $1,200, and agreed to pay an annual base salary of $180,000 provided that the Officer’s base salary may be reduced to the extent that Officer elects to defer any portion thereof under the terms of any deferred compensation or savings plan maintained by the Company. In addition to the eligibility for consideration of merit-based increases in the discretion of the Board of Directors, Officer’s base salary will be increased effective January 1, of each year during the term commencing January 1, 2018 by ten percent (10%). The Company has recorded Officer’s compensation expense of $49,500 and $148,500 for the three months and nine months ended September 30, 2018 and $0 for the three months and nine months ended September 30, 2017, respectively.

Prepaid Debit Cards Commitment

On January 15, 2018, the Company entered into an agreement with Endless One Global, Inc. (“E1G”) whereby, E1G will provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years, with a one-time upfront fee of $250,000 for each of the three (3) countries of USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G. The Company has paid to E1G $256,280 and $0 and recorded it as prepaid expense as of September 30, 2018 and December 31, 2017, respectively.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2018 and December 31, 2017, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization at September 30, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

On September 22, 2018, an investor executed a stock subscription agreement pursuant to the private exempt offering and agreed to purchase 1,000,000 shares of the Company’s common stock for $500,000. On September 24, 2018, the Company received cash consideration of $140,000 towards the stock subscriptions.

Through the offerings, the Company received a total cash consideration of $665,500 as of September 30, 2018, which was recorded as stock subscriptions received in advance as of September 30, 2018, and was immediately made available to the Company to cover operating expenses, salaries and other development costs. These common shares pursuant to these stock subscriptions were not issued until January 14, 2019.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at September 30, 2018 and December 31, 2017 were 8,000,000 shares, respectively.

Preferred stock

No preferred stock was issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Form 10-Q, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of October 2, 2019, and agreed to pay the remaining balance prior to December 31, 2019. The Company has issued the 1,000,000 shares of common stock on January 14, 2019 to the investor.

On November 8, 2018, an investor executed a stock subscription agreement to purchase 30,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $15,000 to the Company on November 8, 2018 and the Company has not issued the 30,000 shares to the subscriber as of the date of this Form 10-Q.

On November 16, 2018, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $0.50 per share. The subscriber paid $10,000 to the Company on November 16, 2018 and the Company has not issued the 20,000 shares to the subscriber as of the date of this Form 10-Q.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and 8,000,000 shares acquired from the former Chief Executive Officer.

On February 26, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber has paid $10,001.60 to the Company on February 27, 2019 and the Company has not issued the 5,264 shares of common stock to the investor as of the date of this Form 10-Q.

On March 3, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $100,000 to the Company on March 27, 2019 for the stock subscriptions and the Company has not issued the 50,000 shares of common stock to the investor as of the date of this Form 10-Q.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The subscriber has paid $16,000 to the Company on April 3, 2019 and the Company has not issued the 8,000 shares of common stock to the investor as of the date of this Form 10-Q.

On April 9, 2019, the Company received $4,000 from an investor for purchase of its common stock. The investor has not executed a subscription agreement and no shares were issued as of the date of this Form 10-Q.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The same investor had previously purchased 100,000 shares of common stock on February 26, 2018 at $0.50 per share. The Company received $100,000 from the investor on May 16, 2019. The Company has not issued the 200,000 shares of common stock as of the date of this Form 10-Q.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The subscriber has paid $60,000 to the Company on June 17, 2019 and the Company has not issued the 240,000 shares of common stock to the investor as of the date of this Form 10-Q.

Between March 14, 2019 and September 30, 2019, a shareholder has advanced $788,750 to the Company to purchase additional common shares of the Company. The Company and the shareholder are negotiating the terms of purchase of common stock and have not executed a stock subscriptions agreement as of the date of this Form 10-Q.

On July 10, 2019, the Company received $10,000 from an investor for purchase of common stock. The investor has not executed a subscription agreement and no shares were issued as of the date of this Form 10-Q.

On July 16, 2019, the Company received $200,000 from an investor for purchase of 200,000 shares of common stock at $1.00 per share. The investor has executed a subscription agreement and the Company issued 200,000 shares on July 24, 2019.

On August 22, 2019, the Company became aware of an Securities and Exchange Commission Order Instituting Administrative Proceedings and Notice of Hearing alleging that the Company is delinquent in certain of its periodic filings with the Commission and indicating that administrative proceedings are intended to be held (i) to determine all delinquent filings and any defenses of the Company for any such delinquent filings, and (ii) to make a decision as whether it may be appropriate to take any action to suspend or revoke the Company’s registration of its securities. The date of the Commission Order is August 14, 2019. The Company is actively working to resolve any delinquent filings as quickly as possible and intends to demonstrate to the Commission its diligence in that regard and filed an answer in response to the assertions made by the Commission.

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before November 15, 2019.

As of October 2, 2019, the Company has paid to E1G $777,280 as the processing fees to initiate and establish BINs for the Company.

As a result of the offerings, a total of 22,866,000 shares of common stock of the Company have been issued and outstanding as of the date of this Form 10-Q.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $374,954 for the nine months ended September 30, 2018, net cash used in operating activities of $600,492, and an accumulated deficit of $428,866 at September 30, 2018.

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

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the economists at the World Bank (https://www.pewresearch.org/global/interactives/remittance-flows-by-country/) the volume of remittances from the US to the target markets in 2017 was:

Receiving Country	USD (in billions)
Mexico	$30.0
India	$11.7
China	$16.1
Philippines	$11.1

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2018 and 2017 included the operations of the Company. We reported a net loss of $132,740 and $374,956 applicable to the Company’s common stockholders for the three months and nine months ended September 30, 2018 as compared to a net loss of $2,750 and $8,550 for the same comparable periods ended September 30, 2017. The increase in loss in 2018 resulted primarily due to recording of officer’s compensation expense, travel and entertainment expense, rent, professional and consulting expenses, and other general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $65,408 at September 30, 2018 as compared to $0 at December 31, 2017. As shown in the accompanying financial statements, we recorded a net loss of $374,796 for the nine months ended September 30, 2018. Our accumulated deficit at September 30, 2018 was $428,868 and net cash used in operating activities for the nine months ended September 30, 2018 was $600,492. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through September 30, 2019, we were engaged in private exempt offerings in reliance on Regulation D, Rule 506, whereby we raised a total amount of $2,022,252, which was immediately made available to us to cover our operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $600,492 which resulted primarily from our net loss of $374,956, and net change in operating assets and liabilities of $225,536, attributable to increase in prepaid expenses of $256,280 due to prepaid deposits towards BIN, increase in rent deposits of $25,136, increase in accrued liabilities of $39,587, increase in accrued payroll of officer of $7,060, and increase in deferred rent of $9,233. Net cash used in operating activities for the nine months ended September 30, 2017 was $0, which resulted primarily from our net loss of $8,550, common stock issued for services of $800, expense paid by stockholder and contributed as capital of $2,000 and increase in accrued liabilities of $5,750.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 and 2017 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $665,900 primarily due to $665,500 of cash proceeds received from stock subscriptions and cash proceeds of $400 received from the Officer for working capital needs. Net cash provided by financing activities for the nine months ended September 30, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $65,408 for the nine months ended September 30, 2018. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On August 22, 2019, the Company became aware of an Securities and Exchange Commission Order Instituting Administrative Proceedings and Notice of Hearing alleging that the Company is delinquent in certain of its periodic filings with the Commission and indicating that administrative proceedings are intended to be held (i) to determine all delinquent filings and any defenses of the Company for any such delinquent filings, and (ii) to make a decision as whether it may be appropriate to take any action to suspend or revoke the Company’s registration of its securities. The date of the Commission Order is August 14, 2019. The Company is actively working to resolve any delinquent filings as quickly as possible and intends to demonstrate to the Commission its diligence in that regard and filed an answer in response to the assertions made by the Commission.

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before November 15, 2019.

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

Monetiva Inc.

Date: October 2, 2019	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document