Form 10-K
period 2018-12-31
Monetiva Inc.
filed 2019-11-15
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

(949) 387-9799

(Registrant’s telephone number)

Securities registered under section 12(b) of the Exchange Act:

None

Securities registered under section 12 (g) of the Exchange Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value per share	None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $13,222,528 on November 15, 2019.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 15, 2019 was 26,611,264.

DOCUMENTS INCORPORATED BY REFERENCE

None

Monetiva Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

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

For the Year Ended December 31, 2018

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

As of November 15, 2019, the Company has a total of 26,611,264 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.16% of the total shares issued and outstanding as of the date of this Report.

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

After successful rollout of Phase I development programs, the Company intends to expand to additional countries and territories as part of its Phase II development plan. The Company shall provide the same services to these new territories. Phase II territories will include Europe, The Philippines, the United Arab Emirates, Pakistan and China.

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

https://economictimes.indiatimes.com/nri/forex-and-remittance/india-to-retain-top-position-in-remittances-with-80-

billion-world-bank/articleshow/66998062.cms

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

Subsequent Events

Management has evaluated subsequent events through November 15, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

Equity Transactions

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of November 15, 2019, and agreed to pay the remaining balance prior to December 31, 2019. The Company has issued the 1,000,000 shares of common stock on January 14, 2019 to the investor.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and 8,000,000 shares acquired from the former Chief Executive Officer.

On January 14, 2019, the Company issued 1,666,000 shares of its common stock to investors and business promotors who had subscribed for the Company’s common stock during the year ended December 31, 2018.

On February 27, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber has paid $10,002 to the Company on February 27, 2019. On October 10, 2019, the Company issued to the investor 5,264 shares of common stock for the stock subscriptions.

On March 14, 2019, a shareholder executed a stock subscription agreement to purchase 3,155,000 shares of common stock for a cash consideration of $788,750. The Company received the cash consideration of $788,750 from the shareholder between March 14, 2019 and June 17, 2019. On October 10, 2019, the Company issued 2,030,000 shares of common stock to the shareholder and 1,125,000 shares of common stock distributed between the seventeen (17) family members for the stock subscriptions.

On March 20, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. On March 27, 2019, the investor paid $100,000 to the Company for the stock subscriptions. On October 10, 2019, the Company issued to the investor 50,000 shares of common stock for the stock subscriptions.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. On April 3, 2019, the investor paid $16,000 to the Company. On October 10, 2019, the Company issued to the investor 8,000 shares of common stock for the stock subscriptions.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The Company received the cash consideration of $100,000 from the investor on May 16, 2019. On October 10, 2019, the Company issued to the investor 200,000 shares of common stock for stock subscriptions.

On June 14, 2019, an investor executed a stock subscription agreement to purchase 5,000 shares of common stock of the Company at $2.00 per share. The Company received the cash consideration of $10,000 from an investor on July 10, 2019. On October 10, 2019, the Company issued to the investor 5,000 shares of its common stock for stock subscriptions.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The Company received the cash consideration of $60,000 from the investor on June 17, 2019. On October 10, 2019, the Company issued to the investor 240,000 shares of common stock for stock subscriptions.

On June 18, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of its common stock at $1.00 per share. The Company received a cash consideration of $200,000 from an investor on July 16, 2019. The Company issued 200,000 shares of common stock to the investor on July 24, 2019 for stock subscriptions.

On August 14, 2019, a stockholder executed a stock subscription agreement to purchase 8,000 shares of the Company’s common stock for $2.00 per share. The Company received a cash consideration of $16,000 from the investor on August 16, 2019. On October 10, 2019, the Company issued to the investor 8,000 shares of its common stock for stock subscriptions.

On September 17, 2019, two investors executed three separate subscription agreements to purchase 17,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $35,000 from the investors on September 27, 2019. On October 23, 2019, the Company issued to the investors 17,500 shares of its common stock for stock subscriptions.

On September 19, 2019, a stockholder executed a stock subscription agreement to purchase 44,000 shares of the Company’s common stock at $0.25 per share. On April 9, 2019, the stockholder had advanced the Company $4,000 towards the purchase of these shares on April 9, 2019, and the remaining $7,000 were received by the Company on August 30, 2019 for these stock subscriptions. On October 10, 2019, the Company issued to the investor 44,000 shares of common stock for these stock subscriptions.

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investor on September 27, 2019. The Company issued 12,500 shares of its common stock to the investor on October 23, 2019.

As a result of the offerings, a total of 26,611,264 shares of common stock of the Company have been issued and outstanding as of November 15, 2019.

Lease Transaction

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month from June 1, 2019 to November 1, 2019 and increasing to $13,167 from December 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019.

Securities and Exchange Commission Order

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

Service Agreement with E1G

On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in three additional countries China, Philippines and United Arab Emirates. All other terms and conditions to remain the same as per the January 15, 2018 agreement with E1G.

As of November 15, 2019, the Company has paid to E1G cash consideration of $827,280 as the processing fees to initiate and establish BINs in these selected countries.

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

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Monetiva currently leases its headquarters located at 4695 MacArthur Court, Suite 450, Newport Beach, California. This office space consists of approximately 4,600 square feet of space. The term of the lease is for a period of twenty-one (21) months, commencing on March 18, 2018 and ending November 30, 2019. The Company is currently negotiating to extend or renew its lease, as well as evaluating other potential properties. The current base rent is $12,202 per month.

We believe that our facilities are adequate for our needs for the remainder of the lease term and, in the opinion of the Company’s management; the property s are adequately covered by insurance.

Item 3. Legal Proceedings.

On August 22, 2019, the Company became aware of an Securities and Exchange Commission Order Instituting Administrative Proceedings and Notice of Hearing alleging that the Company is delinquent in certain of its periodic filings with the Commission and indicating that administrative proceedings are intended to be held (i) to determine all delinquent filings and any defenses of the Company for any such delinquent filings, and (ii) to make a decision as whether it may be appropriate to take any action to suspend or revoke the Company’s registration of its securities. The date of the Commission Order was August 14, 2019. The Company filed an answer in response to the assertions made by the Commission.

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before November 15, 2019 in an effort to possibly avoid such revocation.

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

Since inception through December 31, 2018, the Company had issued shares of its common stock as follows:

Date	Number of Shares	Consideration
July 22, 2016	10,000,000	Services
July 22, 2016	10,000,000	Services
March 14, 2017	8,000,000	Services

As of December 31, 2018, the Company had one shareholder with 8,000,000 shares of Company common stock, par value of $0.0001 per share, outstanding. The 20,000,000 shares of common stock issued on July 22, 2016 were cancelled as a result of change in control on March 14, 2017.

Subsequent to December 31, 2018, the Company has issued shares of its common stock as follows:

Date of Issuance	Description	Number of shares	Consideration
1/14/2019	Sign-On bonus**	12,000,000	$1,200
1/14/2019	Shares sold to business promoters of EndlessOne Global (February 3, 2018 to April 17, 2018)	1,130,000	$282,500
1/14/2019	Shares sold to investors (February 26, 2018 - April 19, 2018)	486,000	$243,000
1/14/2019	Shares sold to an investor (September 24, 2018)	1,000,000	$500,000
2/25/2019	Shares sold to an investor (November 7, 2018)	30,000	$15,000
2/25/2019	Shares sold to an investor (November 16, 2018)	20,000	$10,000
7/24/2019	Shares sold to an investor (June 18, 2019)	200,000	$200,000
10/22/2019	Shares sold to investors (January 1, 2019 – September 30, 2019)	3,745,264	$1,171,752

**	On November 1, 2017, the Company entered into an employment agreement with the Officer and awarded 12,000,000 shares of the Company’s common stock valued at $1,200 as a sign-on bonus. The common shares were valued at par value and were issued to the Officer on January 14, 2019.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.

A total of 26,611,264 shares of common stock of the Company have been issued and outstanding as of November 15, 2019.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this annual report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $535,274 for the year ended December 31, 2018, working capital of $106,426, and an accumulated deficit of $589,186 at December 31, 2018.

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

After successful rollout of Phase I development programs, we intend to expand to additional countries and territories as part of its Phase II development plan. We shall provide the same services to these new territories. Phase II territories are likely to include Europe, The Philippines, United Arab Emirates, Pakistan and China.

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

Internet Access and Marketing

Our website will be developed to easily enable accountholder registration in the US and provide access to registration in each of the home markets through our issuing partners. This will allow effective communications to the consumers in each market while utilizing the KYC verification and compliance process that has already been established through the existing systems.

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

https://economictimes.indiatimes.com/nri/forex-and-remittance/india-to-retain-top-position-in-remittances-with-80-

billion-world-bank/articleshow/66998062.cms

Results of Operations

Our results of operations for the years ended December 31, 2018 and 2017 were included the operations of the Company. We reported a net loss of $535,274 and $45,850 for the years ended December 31, 2018 and 2017 applicable to the Company’s common stockholders. The losses resulted primarily due to recording consulting fees, rent, payroll and other general and administrative expenses as operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $10,039 and $0 at December 31, 2018 and 2017, respectively. As shown in the accompanying financial statements, we recorded a net loss of $535,274 for the year ended December 31, 2018. Our working capital at December 31, 2018 was $106,426, and net cash used in operating activities for the year ended December 31, 2018 was $735,861. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through April 30, 2018, we engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby the Company raised a total amount of $525,500, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. From September 24, 2018 through November 16, 2018, we raised $165,000 from sale of our common stock to investors. In addition, in December 2018, we obtained a short-term unsecured loan of $55,000 from a stockholder for our working capital needs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $735,861 primarily attributable to our net loss of $535,274 and a net increase in operating assets over operating liabilities of $200,587. We recorded an increase in prepaid expenses of $350,480 for payments made to E1G for acquisition of BINs and increase in security deposit of $25,136 for leasing office facility, increase in accrued liabilities of $112,509 and increase in officer payroll expense of $54,560. Net cash used in operating activities for the year ended December 31, 2017 was $0 which resulted primarily from our net loss of $45,850, common stock issued for services of $800, expenses paid by stockholder and contributed as capital of $2,000, increase in accrued liabilities of $19,350, and increase in accrued compensation of officer of $23,700.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2018 and 2017 was $0, respectively.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $745,900 primarily due to the cash proceeds of $690,500 received from sale of common stock to investors and business promotors, and cash proceeds of $55,000 received from a stockholder as short-term unsecured loan for our working capital needs. Net cash provided by financing activities for the year ended December 31, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $10,039 for the year ended December 31, 2018. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on July 22, 2016. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the fourth quarter of 2020.

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

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monetiva Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monetiva Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations and not generated any revenues since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Los Angeles, California
November 15, 2019

MONETIVA INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Current Assets
Cash	$10,039	$-
Prepaid expenses	350,480	-
Rent deposits	25,136	-
Total Current Assets	385,655	-

Total Assets	$385,655	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$137,609	$25,100
Accrued payroll - officer	78,260	23,700
Deferred rent	7,960	-
Loan payable	55,000	-
Payable to officer	400	-
Total Current Liabilities	279,229	48,800

Total Liabilities	279,229	48,800

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 8,000,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	800	800
Additional paid-in capital	4,312	4,312
Stock subscriptions received in advance	690,500	-
Accumulated deficit	(589,186)	(53,912)
Total Stockholders' Equity (Deficit)	104,426	(48,800)

Total Liabilities and Stockholders' Equity	$385,655	$-

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	535,274	45,850
Total Operating Expenses	(535,274)	(45,850)

Loss before Income Taxes	(535,274)	(45,850)

Provision for Income Tax	-	-

Net Loss	$(535,274)	$(45,850)

Loss per Share - Basic and Diluted	$(0.07)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	8,000,000	10,345,205

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Advance	Deficit	(Deficit)

Balance - January 1, 2017	20,000,000	$2,000	$312	$-	$(8,062)	$(5,750)

Issuance of common stock for services	8,000,000	800	-	-	-	800

Cancellation of common shares of founders	(20,000,000)	(2,000)	2,000	-	-	-

Expenses paid by stockholders and contributed as capital	-	-	2,000	-	-	2,000

Net loss	-	-	-	-	(45,850)	(45,850)

Balance - December 31, 2017	8,000,000	$800	$4,312	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	690,500	-	690,500

Net loss	-	-	-	-	(535,274)	(535,274)

Balance - December 31, 2018	8,000,000	$800	$4,312	$690,500	$(589,186)	$106,426

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,274)	$(45,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	800
Expense paid by stockholder and contributed as capital	-	2,000
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(350,480)	-
(Increase) in rent deposits	(25,136)	-
Increase in accrued liabilities	112,509	19,350
Increase in accrued payroll of officer	54,560	23,700
Increase in deferred rent	7,960	-
Net Cash Used in Operating Activities	(735,861)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from officer	400	-
Proceeds on loan payable	55,000	-
Proceeds from stock subscriptions received in advance	690,500	-
Net Cash Provided by Financing Activities	745,900	-

Net Increase in Cash	10,039	-

Cash - Beginning of the Year	-	-

Cash - End of the Year	$10,039	$-

Supplemental Disclosures of Cash Flows
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for services	$-	$800
Cancellation of common shares in connection with change of control	$-	$2,000
Accrued compensation of officer	$105,800	$-

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

As of November 15, 2019, the Company has a total of 26,611,264 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.16% of the total shares issued and outstanding as of the date of this Report.

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

The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $535,274 for the year ended December 31, 2018, used net cash flows in operating activities of $735,861, and has an accumulated deficit of $589,186 as of December 31, 2018. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $10,039 and $0 as of December 31, 2018 and 2017, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018 and 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, rent deposits, accrued liabilities, and loan payable. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

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

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. As of December 31, 2018 and 2017, the prepayment to E1G were $350,480 and $0, respectively (see NOTE 6 Service Agreement).

NOTE 4 – ACCRUED LIABILITIES

The Company recorded accrued liabilities primarily consisting of consulting and professional fees, rent, payroll taxes and franchise taxes of $137,609 and $25,100 as of December 31, 2018 and 2017, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On February 5, 2018 and March 1, 2018, the Chief Executive Officer (“Officer”) paid two instalments of $40,000 and $57,300 from the Company’s funds to a former officer and director to acquire all the issued and outstanding common stock owned by the former officer and director (8,000,000 common shares) of the Company for $97,300. On April 6, 2018, the Officer took a short-term advance from the Company of $8,500. At the time, the Officer was not aware that the advance of funds from the Company was in violation of section 13 of the Securities Act of 1934, as amended. The Officer agreed to repay the advanced amounts by offset of compensation due to him. As a result of the offsetting, the Company had accrued payroll compensation to the Officer of $78,260 and $23,700 at December 31, 2018 and 2017, respectively. In addition, the Company has recorded Officer’s compensation expense of $198,000 and $23,700 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – LOAN PAYABLE

On December 11, 2018, the Company received from a stockholder $55,000 in cash, a short-term loan bearing no interest, unsecured, and payable on demand but no later than February 28, 2019. The Company paid back the loan to the stockholder in two payments of $25,000 and $30,000 on February 4, 2019 and February 20, 2019, respectively. The Company recorded the loan payable of $55,000 as a current liability in the accompanying financial statements at December 31, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136 which is recorded as prepaid expense in the Balance Sheet at December 31, 2018. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $117,776 and $0 for the years ended December 31, 2018 and 2017, respectively. In addition, the Company recorded a payable of deferred rent of $7,960 and $0 at December 31, 2018 and 2017, respectively.

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2019	$137,514
Total	$137,514

Employment Agreement with Officer

On November 1, 2017, the Company entered into an employment agreement with its Officer for a one-year term, which shall be automatically renewed for successive one-year periods unless either party gives ninety (90) calendar days written notice of nonrenewal prior to the expiration of the then-current term. The Company granted 12,000,000 shares of its common stock to the Officer as a sign-on bonus valued at $1,200, and agreed to pay an annual base salary of $180,000 provided that the Officer’s base salary may be reduced to the extent that Officer elects to defer any portion thereof under the terms of any deferred compensation or savings plan maintained by the Company. In addition to the eligibility for consideration of merit-based increases in the discretion of the Board of Directors, Officer’s base salary will be increased effective January 1, of each year during the term commencing January 1, 2018 by ten percent (10%) (See NOTE 5).

Service Agreement

On January 15, 2018, the Company entered into an agreement with E1G whereby, E1G agreed to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers for a period of five years. The agreement required a one-time upfront fee of $250,000 for each of the three (3) countries - USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company agreed to pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G (See NOTE 3).

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of December 31, 2018 and 2017, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s capitalization at December 31, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

On November 1, 2017, the Company entered into an employment agreement with Mr. Pierre Sawaya and awarded him 12,000,000 shares of the Company’s common stock valued at $1,200 as a sign-on bonus. The common shares were issued to the Officer on January 14, 2019. The Company has recorded the sign-on bonus expense of $1,200 as accrued payroll of officer as of December 31, 2018 and 2017, respectively.

From February 2, 2018 through April 30, 2018, the Company engaged in a private exempt offering in reliance on Regulation D, Rule 506, whereby a total of 1,130,000 common shares were agreed to be sold to the business promoters of E1G at $0.25 per share, resulting in a capital raise of $282,500, and a total of 486,000 common shares were agreed to be sold to private investors at $0.50 per share, resulting in a capital raise of $243,000. As a result, the Company agreed to sell 1,616,000 shares of its common stock to investors and received cash of $525,500 in stock subscriptions. The Company recorded the cash received for stock subscriptions as stock subscriptions received in advance of $525,000 at December 31, 2018. The common shares were issued to the investors on January 14, 2019.

On September 24, 2018, an investor executed a stock subscription agreement pursuant to the private exempt offering and agreed to purchase 1,000,000 shares of the Company’s common stock for $500,000. On September 24, 2018, the Company received cash consideration of $140,000 as stock subscriptions received in advance as of December 31, 2018. The common shares were issued to the investor on January 14, 2019.

On November 7, 2018, an investor executed a stock subscription agreement to purchase 30,000 shares of common stock of the Company at $0.50 per share. On November 8, 2018, the Company received cash consideration of $15,000 and recorded it as stock subscriptions received in advance at December 31, 2018. The common shares were issued to the investor on February 25, 2019.

On November 16, 2018, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $0.50 per share. On November 16, 2018, the Company received cash consideration of $10,000 and recorded it as stock subscriptions received in advance at December 31, 2018. The common shares were issued to the investor on February 25, 2019.

Through the offerings, the Company received a total cash consideration of $690,500 as of December 31, 2018, which was recorded as stock subscriptions received in advance as of December 31, 2018, and was immediately made available to the Company to cover operating expenses, salaries and other development costs. These common shares pursuant to these stock subscriptions were not issued until February 25, 2019.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at December 31, 2018 and December 31, 2017 were 8,000,000 shares, respectively.

Preferred stock

No preferred stock was issued and outstanding as of December 31, 2018 and 2017, respectively.

NOTE 9 – INCOME TAXES

Income tax expense for the year ended December 31, 2018 and 2017 is summarized as follows.

	December 31, 2018	December 31, 2017
Deferred:
Federal	$(87,011)	$(8,581)
State	—	—
Change in valuation allowance	87,011	8,581
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2018	December 31, 2017
Tax at statutory tax rate	21%	34%
State taxes	—	—
Other permanent items	-5%	—
Valuation allowance	-16%	-21%
Impact of 2017 Tax Act	—%	-13%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$98,333	$11,322
Total gross deferred tax assets	98,333	11,322
Less: valuation allowance	(98,333)	(11,322)
Net deferred tax assets	$—	$—

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and the Transition Tax, among others. The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the Tax Reform Act, and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) in December 2017, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. The Company has completed the required analysis and accounting for substantially all the effects.  Except for the reduction of the income tax rate from 34% to 21%, there were no material impact on the Company’s financial statements.

At December 31, 2018 and 2017, the Company had accumulated net operating losses of approximately $460,000 and $54,000, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carryforward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

As of December 31, 2018 and 2017, the Company’s deferred income tax assets and valuation allowance were $98,333 and $11,322, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2018, tax years 2017 and 2016 remain open for examination by the Internal Revenue Service and the Delaware Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Delaware Division of Revenue for any of the open tax years.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 15, 2019, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

Equity Transactions

On September 24, 2018, an investor executed a stock subscription agreement to purchase up to 1,000,000 shares of common stock of the Company at $0.50 per share. The subscriber has paid $300,000 to the Company as of November 15, 2019, and agreed to pay the remaining balance prior to December 31, 2019. The Company has issued the 1,000,000 shares of common stock on January 14, 2019 to the investor.

On January 14, 2019, the Company issued 20,000,000 shares of its common stock to its Officer consisting of 12,000,000 shares of common stock as a sign-on bonus, and 8,000,000 shares acquired from the former Chief Executive Officer.

On January 14, 2019, the Company issued 1,616,000 shares of its common stock to investors and business promotors who had subscribed for the Company’s common stock during the year ended December 31, 2018.

On February 27, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The subscriber has paid $10,002 to the Company on February 27, 2019. On October 10, 2019, the Company issued to the investor 5,264 shares of common stock for the stock subscriptions.

On March 14, 2019, a shareholder executed a stock subscription agreement to purchase 3,155,000 shares of common stock for a cash consideration of $788,750. The Company received the cash consideration of $788,750 from the shareholder between March 14, 2019 and June 24, 2019. On October 10, 2019, the Company issued 2,030,000 shares of common stock to the shareholder and 1,125,000 shares of common stock distributed between the seventeen (17) family members for the stock subscriptions.

On March 20, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. On March 27, 2019, the subscriber paid $100,000 to the Company for the stock subscriptions. On October 10, 2019, the Company issued to the investor 50,000 shares of common stock for the stock subscriptions.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. On April 3, 2019, the subscriber paid $16,000 to the Company. On October 10, 2019, the Company issued to the investor 8,000 shares of common stock for the stock subscriptions.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The Company received the cash consideration of $100,000 from the investor on May 16, 2019. On October 10, 2019, the Company issued to the investor 200,000 shares of common stock for stock subscriptions.

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month from June 1, 2019 to November 1, 2019 and increasing to $13,167 from December 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019.

On June 14, 2019, an investor executed a stock subscription agreement to purchase 5,000 shares of common stock of the Company at $2.00 per share. The Company received the cash consideration of $10,000 from an investor on July 10, 2019. On October 10, 2019, the Company issued to the investor 5,000 shares of its common stock for stock subscriptions.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The Company received the cash consideration of $60,000 from the investor on June 17, 2019. On October 10, 2019, the Company issued to the investor 240,000 shares of common stock for stock subscriptions.

On June 18, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of its common stock at $1.00 per share. The Company received a cash consideration of $200,000 from an investor on July 16, 2019. The Company issued 200,000 shares of common stock to the investor on July 24, 2019 for stock subscriptions.

On August 14, 2019, a stockholder executed a stock subscription agreement to purchase 8,000 shares of the Company’s common stock for $2.00 per share. The Company received a cash consideration of $16,000 from the investor on August 16, 2019. On October 10, 2019, the Company issued to the investor 8,000 shares of its common stock for stock subscriptions.

On September 17, 2019, two investors executed two separate subscription agreements to purchase 17,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $35,000 from the investors on September 27, 2019. On October 23, 2019, the Company issued to the investors 17,500 shares of its common stock for stock subscriptions.

On September 19, 2019, a stockholder executed a stock subscription agreement to purchase 44,000 shares of the Company’s common stock at $0.25 per share. On April 9, 2019, the stockholder had advanced the Company $4,000 towards the purchase of these shares and the remaining $7,000 were received by the Company on August 30, 2019 for these stock subscriptions. On October 10, 2019, the Company issued to the investor 44,000 shares of common stock for these stock subscriptions.

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investor on September 27, 2019. The Company issued 12,500 shares of its common stock to the investor on October 23, 2019.

As a result of all stock issuances, a total of 26,611,264 shares of the Company’s common stock has been issued and outstanding as of November 15, 2019.

Lease Transaction

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises.  The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month from June 1, 2019 to November 1, 2019 and increasing to $13,167 from December 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019.

Securities and Exchange Commission Order

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investor on September 27, 2019. The Company issued 12,500 shares of its common stock to the investor on October 23, 2019.

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

Service Agreement with E1G

On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in three additional countries China, Philippines and United Arab Emirates. All other terms and conditions to remain the same as per the January 15, 2018 agreement with E1G.

As of November 15, 2019, the Company has paid to E1G cash consideration of $827,280 as the processing fees to initiate and establish BINs in these selected countries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year by and under the supervision of the Company’s principal executive officer (who is also the principal financial officer and sole director). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. There is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We believe that, since the date that we were made aware of our material weakness, we have improved our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

(a) identified the definition, objectives, application and scope of our internal control over financial reporting;

(b) delineated the duties of each member of the group responsible for maintaining the adequacy of our internal control over financial reporting. This group consists of:

(i) our Chief Executive Officer; and

(ii) an independent consultant who was engaged to prepare and assure compliance with both our internal control over financial reporting as well as our disclosure controls and procedures and review our disclosure controls and procedures on a regular basis, subject to our management’s supervision.

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2018, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of December 31, 2018, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

While management is implementing corrective steps to remediate its internal control deficiencies, we cannot assure you that they will be sufficient enough to be free of a material weakness. If we should in the future conclude that our internal control over financial reporting suffers from a material weakness, we will be required to expend additional resources to improve it. Any additional instances of material deficiencies could require a restatement of our financial statements. If such restatements are required, there could be a material adverse effect on our investors’ confidence that our financial statements fairly present our financial condition and results of operations, which in turn could materially and adversely affect the market price of our common stock.

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Directors and Officers of the Company for the period covered by this Report were:

Name	Age	Positions and Offices Held	Term
Pierre Sawaya*	54	President, Secretary, Director and Chairman of the Board	November 1, 2017 – Present

*	Mr. Sawaya is the sole officer and director of the Company and its majority shareholder.

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

Code of Ethics.

During the period of this Report, the Company did not have in place an adopted Code of Ethics pursuant to rules described in Regulation S-K. During the period of this Report, the Company has had only one person who was the sole shareholder and who served as the only director and officer. During the period of this report, the Company had no operations or business and did not receive any revenues or investment capital. During the period of this Report, the adoption of an Ethical Code would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company did not have any activities, there are no activities or transactions which would be subject to this code. At such time as the Company commences more significant business operations, the current officers and directors will recommend that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating, compensation committee, or audit committee of the board of directors. During the period of this Report, the Company has had only one person who was the sole shareholder and who served as the only director and officer. During the period of this report, the Company had no operations or business and did not receive any revenues or investment capital. At such time as the Company commences more significant business operations and/or has additional shareholders and a larger board of directors, the Company will propose creating committees of its board of directors, including a nominating, compensation, and an audit committee. Because there has been only one shareholder of the Company, there was no established process by which shareholders to the Company could nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, certain of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act. To the Company’s knowledge, Mr. Sawaya failed to file a form 4 within the required time frame following the issuance to him of 12,000,000 shares of Company’s common stock in January 2019 as bonus.

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

The Company paid cash compensation and granted stock awards to its executives during the years ended December 31, 2018 and 2017 as follows:

Name and principal position	Year	Salary ($)		Stock Award ($)		Nonqualified deferred compensation earnings ($)	All other compensation	Total Cash Compensation ($)
Pierre Sawaya, President, Secretary and	2018	$198,000	(1)	$1,200	(2)	—	—	—
Chairman of the Board	2017	23,700

James Koh, Former President and Secretary	2017	—		—		—	—	—

James Cassidy, Former President and Secretary	2017	—		—		—	—	—

James McKillop, Former Vice President	2017	—		—		—	—	—

(1)	All compensation in form of salary owed pursuant to the employment agreement has been unpaid and is being deferred by Mr. Sawaya. The Company intends to defer payment of executive’s salary compensation until the Company has sufficient amounts to fund both the Company’s operations and executive’s salary.

(2)	Mr. Sawaya’s employment agreement entered into on November 1, 2017, awarded him 12,000,000 shares of the Company’s common stock, which was valued at $1,200. The shares were not issued until January 14, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to beneficial ownership has been furnished for each director, executive officer or beneficial owner of more than 5% of Monetiva’s common stock. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of November 15, 2019 are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power and/or investment power with respect to securities. The percentage of beneficial ownership is based on 26,611,264 shares of common stock of the Company issued and outstanding as of November 15, 2019.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Monetiva Inc., 4695 MacArthur Court, Suite 450, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Amount of Beneficial Ownership	Percent of Outstanding Stock
Pierre Sawaya,	20,000,000	75.16%
CEO, Secretary and Chairman
Millard Chiang	2,430,000	9.13%
All Executive Officers	20,000,000	75.16%
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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees incurred in 2018 and 2017 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2018	December 31, 2017
Audit Fees	$9,500	$5,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$9,500	$7,750

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

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The financial statements filed as part of this report are listed in the index to financial statements at the beginning of this document.

(a) (2) Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or the notes thereto.

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers. See (b) Exhibits, which follow.

(b) Exhibits.

(3) Articles of Incorporation and bylaws

(3.1)	Certificate of Incorporation of Lark Street Acquisition Corporation*
(3.2)	By-Laws of Lark Street Acquisition Corporation*
(3.3)	Specimen stock certificate of Lark Street Acquisition Corporation*

*	Incorporated by reference to our Form 10-12G, filed on August 9, 2016.

(10) Material contracts and management compensation plans and arrangements:

(10.1)	AIRCR Standard Sublease Multi-Tenant, dated February 9, 2018, by and between Wunderlich Securities, Inc., as Sublessor, and Monetiva Inc, and Pierre Sawaya as Sublessee
(10.2)	Employment Agreement, dated November 1, 2017, between Monetiva and Pierre Sawaya
(10.3)	Processing Service Agreement, dated January 15, 2018, by and between EndlessOne Global, Inc. and Monetiva Inc. [portions of this Exhibit have been omitted]

Filed herewith, in addition to items, if any, specifically identified above:

(31.1)	302 Certification of Pierre Sawaya
(32.1)	906 Certification of Pierre Sawaya

(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: November 15, 2019

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MONETIVA INC.

NAME	OFFICE	DATE
/s/ Pierre Sawaya	Director	November 15, 2019