Form 10-Q
period 2019-03-31
Monetiva Inc.
filed 2019-12-12
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, $0.0001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at December 12, 2019 was 26,611,264.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(UNAUDITED)
ASSETS

Current Assets
Cash	$270,960	$10,039
Prepaid expenses	474,280	350,480
Rent deposits	25,136	25,136
Other current assets	6,385	-
Total Current Assets	776,761	385,655

Right of use asset	90,378	-

Total Assets	$867,139	$385,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$137,609	$137,609
Accrued payroll - officer	131,510	78,260
Deferred rent	-	7,960
Operating lease liability	96,700	-
Loan payable	-	55,000
Payable to officer	-	400
Total Current Liabilities	365,819	279,229

Total Liabilities	365,819	279,229

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,666,000 shares and 8,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,267	800
Additional paid-in capital	1,054,545	4,312
Stock subscriptions received in advance	360,002	690,500
Stock subscriptions receivable	(200,000)	-
Accumulated deficit	(715,494)	(589,186)
Total Stockholders’ Equity	501,320	106,426

Total Liabilities and Stockholders’ Equity	$867,319	$385,655

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(UNAUDITED)	(UNAUDITED)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	138,693	79,247
Total Operating Expenses	(138,693)	(79,247)

Other Income
Rental income	12,385	-
Total Other Income	12,385	-

Loss before Income Taxes	(126,308)	(79,247)

Provision for Income Tax	-	-

Net Loss	$(126,308)	$(79,247)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	20,361,289	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Advance	Receivable	Deficit	(Deficit)
Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	320,000	-	-	320,000

Net loss	-	-	-	-		(79,247)	(79,247)

Balance - March 31, 2018	8,000,000	$800	$4,312	$320,000	$-	$(133,159)	$191,953

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Advance	Receivable	Deficit	(Deficit)
Balance - January 1, 2019	8,000,000	$800	$4,312	$690,500	$-	$(589,186)	$106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	1,666,000	167	550,333	(690,500)	-	-	(140,000)

Stock subscriptions received in advance	-	-	-	360,002	-	-	360,002

Stock subscriptions receivable	1,000,000	100	499,900	-	(200,000)	-	300,000

Net loss	-	-	-	-		(126,308)	(126,308)

Balance - March 31, 2019	22,666,000	$2,267	$1,054,545	$360,002	$(200,000)	$(715,494)	$501,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,308)	$(79,247)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,200	-
Changes in Operating Assets and Liabilities:
(Increase) in advance to officer	-	(97,300)
(Increase) in prepaid expense	(123,800)	(65,000)
(Increase) in other current assets	(6,385)	(424)
(Increase) in rent deposits	-	(25,136)
Increase in accrued liabilities	-	10,358
Increase in accrued payroll of officer	53,250	49,700
(Decrease) in deferred rent	(1,638)	-
Net Cash Used in Operating Activities	(203,681)	(207,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments on loan payable	(55,000)	-
Cash payment to officer for short term advances	(400)	-
Cash proceeds from common stock subscriptions received in advance	360,002	320,000
Cash proceeds from common stock subscriptions receivable	160,000	-
Net Cash Provided by Financing Activities	464,602	320,000

Net Increase in Cash	260,921	112,951

Cash - Beginning of the Period	10,039	-

Cash - End of the Period	$270,960	$112,951

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock subscriptions receivable	$360,000	$
Common stock issued for stock subscriptions received in advance	$690,500	$-
Accrued compensation of officer	$-	$72,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019 and 2018

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

As of December 12, 2019, the Company has a total of 26,611,264 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.16% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019. The balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2018 Annual Report filed with the Securities and Exchange Commission on Form 10-K on November 15, 2019.

Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) ASU, No. 2016-02, Leases, as discussed in NOTE 2 and NOTE 7.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $126,308 for the three months ended March 31, 2019, used net cash in operating activities of $203,681, and has an accumulated deficit of $715,494 as of March 31, 2019. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Except for the accounting policies for leases that were updated, as set forth below, as a result of adopting ASU No. 2016-02, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on November 15, 2019, that have had a material impact on the Company’s condensed financial statements and related notes.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $270,960 and $10,039 as of March 31, 2019 and December 31, 2018, respectively.

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

Leases

The Company has operating leases for its offices. Management determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides the Company the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, the Company consider it to be, or contain, a lease. The Company records a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities include renewal and termination options that are reasonably certain to be exercised. Leases with an initial term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2019 and December 31, 2018, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, rent deposits, rent receivables, and accrued liabilities. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

New Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

The Company adopted the new standard on January 1, 2019 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, the Company capitalized right-of-use (“ROU”) assets of $124,524 and $132,485 of lease liabilities, within the Company’s condensed balance sheets upon adoption. Additionally, the Company reversed its deferred rent liability of $7,960, which upon adoption became a component of the right-of-use asset. The adoption of this standard did not have an impact on the Company’s condensed statement of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.

Accounting Standards Issued but Not Yet Adopted

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

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. As of March 31, 2019 and December 31, 2018, the prepayment to E1G were $474,280 and 350,480, respectively (See NOTE 8 - Service Agreement).

NOTE 4 – ACCRUED LIABILITIES

The Company recorded accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $137,609 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued payroll - Officer

The Company has recorded accrued payroll of Officer of $131,510 and $78,260 as of March 31, 2019 and December 31, 2018, respectively. The Company has recorded Officer’s compensation expense of $54,450 and $49,500 for the three months ended March 31, 2019 and 2018, respectively (See NOTE 8).

NOTE 6 – LOAN PAYABLE

On December 11, 2018, the Company received from a stockholder $55,000 in cash, a short-term loan bearing no interest, unsecured, and payable on demand but no later than February 28, 2019. The Company paid back the loan to the stockholder in two payments of $25,000 and $30,000 on February 4, 2019 and February 20, 2019, respectively. The Company recorded the loan payable of $0 and $55,000 as a current liability in the accompanying financial statements at March 31, 2019 and December 31, 2018, respectively.

NOTE 7 – LEASE

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $35,333 and $11,778 for the three months ended March 31, 2019 and 2018, respectively.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month. The Company recorded rent expense of $507 for the three months ended March 31, 2019.

The Company has recorded total rent expense of $35,840 and $11,778 for the three months ended March 31, 2019 and 2018, respectively.

Additional information related to the Company’s leases as of and for the three months ended March 31, 2019, is as follows:

March 31, 2019
Supplemental data
Weighted average remaining lease term	0.67 years
Weighted average discount rate	9.00%
Cash paid for amounts included in lease liabilities	$36,971

Maturities of lease liabilities as of March 31, 2019 were as follows:

March 31, 2019
Year ending December 31,
2019 (remaining)	$100,543
Total minimum lease payments	100,543
Less: imputed interest	(3,843)
Present value of future minimum lease payments	$96,700

Fiscal year 2018 lease commitments in accordance with prior guidance

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2019	$100,543
Total	$100,543

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease

See future minimum lease payments in NOTE 7.

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

Service Agreement

On January 15, 2018, the Company entered into an agreement with E1G whereby, E1G agreed to provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years, with a one-time upfront fee of $250,000 for each of the three (3) countries of USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company is expanding its footprint to additional counties and territories as part of its development plan to provide the same services. These territories will include Europe, Philippines, United Arab Emirates, Pakistan and China. The Company agreed to pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G (See NOTE 3).

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2019 and December 31, 2018, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2019 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 14, 2019, the Company issued 12,000,000 shares of its common stock to its Officer as a sign-on bonus.

On January 14, 2019, the Company issued 1,616,000 shares of its common stock to investors and business promotors who had subscribed for the Company’s common stock during the year ended December 31, 2018.

On January 14, 2019, the Company issued 1,000,000 shares of its common stock to an investor who had subscribed for the Company’s common stock on September 24, 2018 for the purchase price of $0.50 per share. The subscriber had paid $140,000 on September 24, 2018 which the Company had recorded as subscriptions received in advance as of December 31, 2018. The Company received from the investor an additional $160,000 in cash consideration during the three months ended March 31, 2019. As a result, the Company has recorded $200,000 and $0 as subscriptions receivable as of March 31, 2019 and December 31, 2018, respectively.

On February 25, 2019, the Company issued 50,000 shares of its common stock to two investors who had subscribed for the Company’s common stock in November 2018.

On February 27, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The investor paid $10,002 to the Company on February 27, 2019. The Company recorded $10,002 as common stock subscriptions received in advance as of March 31, 2019. On October 10, 2019, the Company issued to the investor 5,264 shares of common stock for the stock subscriptions.

On March 14, 2019, a former stockholder executed a stock subscription agreement to purchase 3,155,000 shares of common stock for $0.25 per share. The Company received a cash consideration of $250,000 from the investor in March 2019. The Company has recorded $250,000 as common stock subscriptions received in advance as of March 31, 2019. On October 10, 2019, the Company issued 2,030,000 shares of common stock to the investor and 1,125,000 shares of common stock distributed between the seventeen (17) family members for the stock subscriptions.

On March 20, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. On March 27, 2019, the investor paid $100,000 to the Company for the stock subscriptions. The Company has recorded $100,000 as common stock subscriptions received in advance as of March 31, 2019. On October 10, 2019, the Company issued to the investor 50,000 shares of common stock for the stock subscriptions.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 22,666,000 shares and 8,000,000 shares at March 31, 2019 and December 31, 2018, respectively.

Preferred stock

No preferred stock was issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Form 10-Q, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

Equity Transactions

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The investor paid $16,000 to the Company on April 3, 2019. The Company has issued the 8,000 shares of common stock to the investor on October 10, 2019.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The Company received cash consideration of $100,000 from the investor on May 16, 2019. The Company has issued the 200,000 shares of common stock to the investor on October 10, 2019.

On June 14, 2019, an investor executed a stock subscription agreement to purchase 5,000 shares of common stock of the Company at $2.00 per share. The Company received the cash consideration of $10,000 from an investor on July 10, 2019. The Company issued 5,000 shares of its common stock to the investor on October 10, 2019.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The subscriber had paid $60,000 to the Company on July 16, 2019 for the purchase of the common stock. The Company issued 240,000 shares of common stock to the investor on October 10, 2019.

On June 18, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $1.00 per share. The subscriber had paid $200,000 to the Company on July 16, 2019 for the purchase of the common stock. The Company issued 200,000 shares of common stock to the investor on October 10, 2019.

On August 14, 2019, a stockholder executed a stock subscription agreement to purchase 8,000 shares of the Company’s common stock for $2.00 per share. The Company received a cash consideration of $16,000 from the investor on August 16, 2019. The Company issued 8,000 shares of its common stock to the investor on October 10, 2019.

On September 17, 2019, two investors executed two separate subscription agreements to purchase 17,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $35,000 from the investors on September 27, 2019. The Company issued 17,500 shares of its common stock to the investors on October 23, 2019.

On September 19, 2019, a stockholder executed a stock subscription agreement to purchase 44,000 shares of the Company’s common stock at $0.25 per share. On April 9, 2019, the stockholder had advanced the Company $4,000 towards the purchase of these shares and the remaining $7,000 were received by the Company on August 30, 2019 for these stock subscriptions. The Company issued 44,000 shares of common stock to the stockholder on October 10, 2019.

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investors on September 27, 2019. The Company issued 12,500 shares of its common stock to the investor on October 23, 2019.

As a result of the offerings, a total of 26,611,264 shares of common stock of the Company have been issued and outstanding as of the date of filing of this Form 10-Q.

Lease Transaction

On May 24, 2019, the Company executed a month-to-month rental agreement (“Agreement”) to lease furnished premises.  The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month from June 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019.

On October 1, 2019, pursuant to the terms of the Agreement, the Company paid $79,000 to the landlord, consisting of an additional security deposit of $10,000 and $69,000 as prepaid rent for the six months term December 1, 2019 to May 31, 2020 (See NOTE 7).

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

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before December 15, 2019.

Service Agreement with E1G

On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in the following countries – Europe, Philippines, United Arab Emirates, Pakistan and China. All other terms and conditions to remain the same as per the January 15, 2018 agreement with E1G.

As of December 12, 2019, the Company has paid to E1G $924,780 as the processing fees to initiate and establish BINs for the Company in these selected countries.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $126,308 for the three months ended March 31, 2019, net cash used in operating activities of $203,681, and have recorded an accumulated deficit of $715,494 at March 31, 2019.

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

After successful rollout of Phase I development programs, we have expanded our programs to additional countries and territories as part of our Phase II development plan. We shall provide the same services to these new territories. Phase II territories include Europe, Philippines, United Arab Emirates, Pakistan and China.

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

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the economists at the World Bank (https://www.pewresearch.org/global/interactives/remittance-flows-by-country/) the volume of remittances from the US to the target markets in 2018 was:

Receiving Country	USD (in billions)
Mexico	$34.0
India	$80.0
China	$67.0
Philippines	$34.0

Results of Operations

Our results of operations for the three months ended March 31, 2019 and 2018 included the operations of the Company. We reported a net loss of $126,308 and $79,247 applicable to the Company’s common stockholders for the three months ended March 31, 2019 and 2018, respectively. The increase in loss in 2019 resulted primarily due to the increase in officer’s compensation expense, travel and entertainment expense, rent, professional and consulting expenses, and other general and administrative expenses, offset by increase in rental income.

Liquidity and Capital Resources

Our cash balance at March 31, 2019 was $270,960 as compared to $10,039 at December 31, 2018. As shown in the accompanying condensed financial statements, we recorded a net loss of $126,308 for the three months ended March 31, 2019. Our accumulated deficit at March 31, 2019 was $715,494 and net cash used in operating activities for the three months ended March 31, 2019 was $203,681. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through November 30, 2019, we were engaged in private exempt offerings in reliance on Regulation D, Rule 506, whereby we raised a total amount of $2,262,252, which was immediately made available to us to cover our operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $203,681 which resulted primarily from our net loss of $126,308, and net change in operating assets and liabilities of $78,573, attributable to increase in prepaid expenses of $123,800 due to prepaid deposits towards BIN, increase in rent receivable of $6,385, increase in accrued liabilities of $53,250, and decrease in deferred rent of $1,638. Net cash used in operating activities for the three months ended March 31, 2018 was $207,049 which resulted primarily from our net loss of $79,247, and net change in operating assets and liabilities of $127,802 due to increase in receivable from officer of $97,300, increase in prepaid deposits of $65,000 towards BIN and rent deposits of $25,136, increase in other current assets of $424, increase in accrued liabilities of $10,358 and increase in accrued payroll of officer of $49,700.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 and 2018, was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $464,602 primarily due to $360,002 of cash proceeds received in advance from stock subscriptions, $160,000 of cash proceeds from issuance of common stock, cash payments of $400 paid to the Officer, and cash payment of $55,000 for short term loans. Net cash provided by financing activities for the three months ended March 31, 2018 was $320,000 due to cash proceeds from stock subscriptions received in advance.

As a result of the above activities, we experienced a net increase in cash of $260,921 for the three months ended March 31, 2019. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2018 Annual Report filed with the SEC on November 15, 2019, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations which have not been adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of March 31, 2019 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Plan for Remediation of Material Weaknesses

Since these entity level controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. We believe that, since the date that we were made aware of our material weakness, we are continuing to improve our internal control over financial reporting by taking certain corrective steps that we believe minimize the likelihood of a recurrence. We have designed a disclosure controls and procedures regime pursuant to which our management has, among other things:

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended March 31, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before December 15, 2019.

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

Monetiva Inc.

Date: December 12, 2019	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document