Form 10-Q
period 2019-06-30
Monetiva Inc.
filed 2020-01-03
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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
Common Stock, $0.0001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at December 30, 2019 was 26,611,264.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(UNAUDITED)

Current Assets
Cash	$556,963	$10,039
Prepaid expenses	721,780	350,480
Rent deposits	40,136	25,136
Other current assets	35	-
Total Current Assets	1,318,914	385,655

Right of use asset	57,166	-

Total Assets	$1,376,080	$385,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$92,210	$137,609
Accrued payroll - officer	182,460	78,260
Deferred rent	-	7,960
Operating lease liability	61,117	-
Loan payable	-	55,000
Payable to officer	-	400
Total Current Liabilities	335,787	279,229

Total Liabilities	335,787	279,229

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,666,000 shares and 8,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,267	800
Additional paid-in capital	1,054,545	4,312
Stock subscriptions received in advance	1,078,752	690,500
Stock subscriptions receivable	(200,000)	-
Accumulated deficit	(895,271)	(589,186)
Total Stockholders’ Equity	1,040,293	106,426

Total Liabilities and Stockholders’ Equity	$1,376,080	$385,655

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	198,629	162,967	337,322	242,216
Total Operating Expenses	(198,629)	(162,967)	(337,322)	(242,216)

Other Income (Expenses)
Rental income	18,852	-	31,237	-
Total Other Income (Expense)	18,852	-	31,237	-

Loss before Income Taxes	(179,777)	(162,967)	(306,085)	(242,216)

Provision for Income Tax	-	-	-	-

Net Loss	$(179,777)	$(162,967)	$(306,085)	$(242,216)

Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted Average Shares Outstanding - Basic and Diluted	22,666,000	8,000,000	21,520,011	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received in Advance	Receivable	Deficit	Equity (Deficit)
FOR THE THREE MONTHS ENDED JUNE 30, 2018

Balance - April 1, 2018	8,000,000	$800	$4,312	$320,000	$-	$(133,161)	$191,951

Stock subscriptions received in advance	-	-	-	205,500	-	-	205,500

Net loss	-	-	-	-	-	(162,967)	(162,967)

Balance - June 30, 2018	8,000,000	$800	$4,312	$525,500	$-	$(296,128)	$234,484

FOR THE SIX MONTHS ENDED JUNE 30, 2018

Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	525,500	-	-	525,500

Net loss	-	-	-	-	-	(242,216)	(242,216)

Balance - June 30, 2018	8,000,000	$800	$4,312	$525,500	$-	$(296,128)	$234,484

	Common Stock		Additional Paid-in	Stock Subscriptions	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received in Advance	Receivable	Deficit	Equity (Deficit)

FOR THE THREE MONTHS ENDED JUNE 30, 2019

Balance - April 1, 2019	22,666,000	$2,267	$1,054,545	$360,002	$(200,000)	$(715,494)	$501,320

Stock subscriptions received in advance	-	-	-	718,750	-	-	718,750

Net loss	-	-	-	-	-	(179,777)	(179,777)

Balance - June 30, 2019	22,666,000	$2,267	$1,054,545	$1,078,752	$(200,000)	$(895,271)	$1,040,293

FOR THE SIX MONTHS ENDED JUNE 30, 2019

Balance - January 1, 2019	8,000,000	$800	$4,312	$690,500	$-	$(589,186)	$106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	1,666,000	167	550,333	(690,500)	-	-	(140,000)

Stock subscriptions received in advance	-	-	-	1,078,752	-	-	1,078,752

Stock subscriptions receivable	1,000,000	100	499,900	-	(200,000)	-	300,000

Net loss	-	-	-	-	-	(306,085)	(306,085)

Balance - June 30, 2019	22,666,000	$2,267	$1,054,545	$1,078,752	$(200,000)	$(895,271)	$1,040,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(306,085)	$(242,216)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,200	-
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(371,300)	(195,000)
(Increase) in rent deposits	(15,000)	(25,136)
(Increase) in other current assets	(35)	-
Increase (decrease) in accrued liabilities	(45,399)	17,590
Increase (decrease) in accrued payroll of officer	104,200	(21,800)
Increase (decrease) in deferred rent	(4,009)	10,505
Net Cash Used in Operating Activities	(636,428)	(456,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments on loan payable	(55,000)	-
Cash proceeds from (payment to) officer for short term advances	(400)	200
Cash proceeds from stock subscriptions received in advance	1,078,752	525,500
Cash proceeds from stock subscriptions receivable	160,000	-
Net Cash Provided by Financing Activities	1,183,352	525,700

Net Increase in Cash	546,924	69,643

Cash - Beginning of the Period	10,039	-

Cash - End of the Period	$556,963	$69,643

Supplemental Disclosures of Cash Flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for stock subscriptions received in advance	$690,500	$-
Common stock issued for stock subscriptions receivable	$360,000	$-
Accrued compensation of officer	$-	$105,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019 and 2018

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

As of December 30, 2019, the Company has a total of 26,611,264 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.16% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2019, and the results of operations and cash flows for the three months and six months ended June 30, 2019. The balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $306,085 for the six months ended June 30, 2019, used net cash in operating activities of $636,428, and has an accumulated deficit of $895,271 as of June 30, 2019. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to “GAAP” in all material respects and have been consistently applied in preparing the accompanying financial statements.

Except for the accounting policies for leases that were updated, as set forth below, as a result of adopting ASU No. 2016-02, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on November 15, 2019, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $556,963 and $10,039 as of June 30, 2019 and December 31, 2018, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2019 and December 31, 2018, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, rent deposits, and accrued liabilities. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company adopted the new standard on January 1, 2019 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

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

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. As of June 30, 2019 and December 31, 2018, the prepayment to E1G were $664,280 and $350,480, respectively (See NOTE 8 - Service Agreement).

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $92,210 and $137,609 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued payroll – Officer

The Company has recorded payroll expense of its Chief Executive Officer (“Officer”) of $54,450 and $108,900 for the three months and six months ended June 30, 2019. During the three months and six months ended June 30, 2019, the Officer received $3,500 of compensation as compared to $0 for the same comparable periods in 2018. The Company has recorded $182,460 and $78,260 as accrued payroll to Officer at June 30, 2019 and December 31, 2018, respectively (See NOTE 8).

NOTE 6 – LOAN PAYABLE

On December 11, 2018, the Company received from a stockholder $55,000 in cash, a short-term loan bearing no interest, unsecured, and payable on demand but no later than February 28, 2019. The Company paid back the loan to the stockholder in two payments of $25,000 and $30,000 on February 4, 2019 and February 20, 2019, respectively. The Company recorded the loan payable of $0 and $55,000 as a current liability in the accompanying financial statements at June 30, 2019 and December 31, 2018, respectively.

NOTE 7 – LEASES

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $35,333 and $70,666 for this non-cancellable lease for its principal office for the three months and six months ended June 30, 2019 and $35,333 and $47,111 for the three months and six months ended June 30, 2018, respectively.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month. The Company recorded rent expense of $507 and $1,014 for the three months and six months ended June 30, 2019.

On May 24, 2019, the Company executed a month-to-month rental agreement (“Agreement”) to lease furnished premises. The lease term commenced on June 1, 2019 for a one-year term, with a monthly rent of $11,500 per month from June 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. The Company recorded the security deposit of $15,000 as rent deposit, and $11,500 as rent expense for the three months and six months ended June 30, 2019 (See NOTE 10).

The Company has recorded total rent expense of $47,118 and $83,180 for all its leases for the three months and six months ended June 30, 2019 compared to $35,333 and $47,111 for the three months and six months ended June 30, 2018, respectively.

Additional information related to the Company’s leases as of and for the six months ended June 30, 2019, is as follows:

June 30, 2019
Supplemental data
Weighted average remaining lease term	0.42 years
Weighted average discount rate	9.00%
Cash paid for amounts included in lease liabilities	$74,675

Maturities of lease liabilities as of June 30, 2019 were as follows:

June 30, 2019
Year ending December 31,
2019 (remaining)	$62,839
Total minimum lease payments	62,839
Less: imputed interest	(1,722)
Present value of future minimum lease payments	$61,117

Fiscal year 2018 lease commitments in accordance with prior guidance

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2019	$62,839
Total	$62,839

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2019 and December 31, 2018, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2019 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 14, 2019, the Company issued 12,000,000 shares of its common stock to its Officer as a sign-on bonus.

On January 14, 2019, the Company issued 1,616,000 shares of its common stock to investors and business promotors who had subscribed for the Company’s common stock during the year ended December 31, 2018

On January 14, 2019, the Company issued 1,000,000 shares of its common stock to an investor who had subscribed for the Company’s common stock on September 24, 2018 for the purchase price of $0.50 per share. The subscriber had paid $140,000 on September 24, 2018 which the Company had recorded as subscriptions received in advance as of December 31, 2018. The Company received from the subscriber $160,000 in cash consideration during the six months ended June 30, 2019. The Company has recorded $200,000 and $0 as subscriptions receivable as of June 30, 2019 and December 31, 2018, respectively.

On February 25, 2019, the Company issued 50,000 shares of its common stock to two investors who had subscribed for the Company’s common stock in November 2018.

Subscriptions Received in Advance

On February 27, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The investor paid $10,002 to the Company on February 27, 2019. The Company has recorded $10,002 as subscriptions received in advance as of June 30, 2019. On October 10, 2019, the Company issued to the investor 5,264 shares of common stock for the stock subscriptions.

On March 14, 2019, a former shareholder executed a stock subscription agreement to purchase 3,155,000 shares of common stock for $0.25 per share. The Company received a cash consideration of $788,750 from the shareholder, and has recorded $788,750 as subscriptions received in advance as of June 30, 2019. On October 10, 2019, the Company issued 2,030,000 shares of common stock to the shareholder and 1,125,000 shares of common stock distributed between the seventeen (17) family members for the stock subscriptions.

On March 20, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. On March 27, 2019, the investor paid $100,000 to the Company for the stock subscriptions. The Company has recorded $100,000 as subscriptions received in advance as of June 30, 2019. On October 10, 2019, the Company issued to the investor 50,000 shares of common stock for the stock subscriptions.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The investor paid $16,000 to the Company on April 3, 2019 and the Company recorded $16,000 as subscriptions received in advance as of June 30, 2019. The Company has issued the 8,000 shares of common stock to the investor on October 10, 2019.

On April 9, 2019, an investor advanced the Company $4,000 towards the purchase of 16,000 shares of common stock. The Company has recorded $4,000 as stock subscriptions received in advance as of June 30, 2019. On October 10, 2019, the Company issued to the stockholder 16,000 shares of common stock for these stock subscriptions.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share, and the Company received cash consideration of $100,000 from the investor on the same day. The Company recorded $100,000 as subscription received in advance as of June 30, 2019. The Company has issued the 200,000 shares of common stock to the investor on October 10, 2019.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share and paid the Company a cash consideration of $60,000 on the same date. The Company has recorded $60,000 as stock subscriptions received in advance as of June 30, 2019 for the purchase of the common stock. The Company issued 240,000 shares of common stock to the investor on October 10, 2019.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 22,666,000 shares and 8,000,000 shares at June 30, 2019 and December 31, 2018, respectively. In addition, the Company recorded $1,078,752 and $690,500 as stock subscriptions received in advance as of June 30, 2019 and December 31, 2018, respectively.

Preferred stock

No preferred stock was issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

On June 18, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $1.00 per share. The subscriber had paid $200,000 to the Company on July 16, 2019 for the purchase of the common stock. The Company issued 200,000 shares of common stock to the investor on July 24, 2019.

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

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investors on September 27, 2019. On October 23, 2019, the Company issued to the investors 12,500 shares of its common stock for stock subscriptions.

As a result of the offerings, a total of 26,611,264 shares of common stock of the Company have been issued and outstanding as of the date of this Form 10-Q.

Lease Transaction

On October 1, 2019, pursuant to the terms of the lease Agreement, the Company paid $79,000 to the landlord, consisting of an additional security deposit of $10,000, and $69,000 as prepaid rent for the six months term commencing from December 1, 2019 to May 31, 2020 (See NOTE 7).

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

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before December 31, 2019.

Service Agreement with E1G

On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in the following additional countries Europe, Philippines, United Arab Emirates, Pakistan and China. All other terms and conditions to remain the same as per the January 15, 2018 agreement with E1G.

As of November 30, 2019, the Company has paid to E1G $924,780 as the processing fees to initiate and establish BINs for the Company in these selected countries.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $306,085 for the six months ended June 30, 2019, net cash used in operating activities of $636,428, and have recorded an accumulated deficit of $895,271 at June 30, 2019.

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

We intend to utilize Endless One Global prepaid card services to provide prepaid cards to under-banked consumers, primarily targeting foreign workers. The primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the US. Business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in both U.S., Mexico and India. Business relationships shall be secured to implement domestically issued prepaid cards and financial services in each of those markets. Our aim by this development phase is to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Our accounts are designed to enable foreign workers to have their payroll deposited directly onto the Mastercard issued by us. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access Automated Teller Machines (“ATMs”) and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. We also intend to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

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

Results of Operations

Our results of operations for the three months and six months ended June 30, 2019 and 2018 included the operations of the Company. We reported a net loss of $179,777 and $306,085 for the three months and six months ended June 30, 2019 applicable to the Company’s common stockholders as compared to the net loss of $162,967 and $242,216 for the three months and six months ended June 30, 2018. The increase in loss in 2019 resulted primarily due to the increase in officer’s compensation expense, travel and entertainment expense, rent, professional and consulting expenses, and other general and administrative expenses, offset by increase in rental income.

Liquidity and Capital Resources

Our cash balance at June 30, 2019 was $556,963 as compared to $10,039 at December 31, 2018. As shown in the accompanying condensed financial statements, we recorded a net loss of $306,085 for the six months ended June 30, 2019. Our accumulated deficit at June 30, 2019 was $895,271 and net cash used in operating activities for the six months ended June 30, 2019 was $636,428. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $636,428 which resulted primarily from our net loss of $306,085, and net change in operating assets and liabilities of $331,543, attributable to increase in prepaid deposits of $371,300 towards BIN, increase in rent deposits of $15,000, increase in other current asset of $35 due to rent receivable, decrease in accrued liabilities of $45,399, increase in accrued payroll of officer of $104,200, and decrease in deferred rent of $4,009. Net cash used in operating activities for the six months ended June 30, 2018 was $456,057 which resulted primarily from our net loss of $242,216, and net change in operating assets and liabilities of $213,841, attributable to increase in prepaid assets of $195,000 due to prepaid deposits towards BIN and increase in rent deposits of $25,136, increase in accrued liabilities of $17,590, decrease in accrued compensation of officer of $21,800, and increase in deferred rent of $10,505.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $1,183,352 primarily due to $1,078,752 of cash proceeds from stock subscriptions received in advance, $160,000 of cash proceeds from stock subscriptions receivable, cash payments of $400 paid to the Officer, and cash payments of $55,000 paid for short term loans. Net cash provided by financing activities for the six months ended June 30, 2018 was $525,700 primarily due to $525,500 of cash proceeds received from stock subscriptions and cash proceeds of $200 received from the officer.

As a result of the above activities, we experienced a net increase in cash of $546,924 for the six months ended June 30, 2019. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company has only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2019 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended June 30, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of June 30, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  At this time, the Company is diligently working to eliminate its filing delinquencies, and intends to become current on its filings on or before December 31, 2019.

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

Monetiva Inc.

Date: January 2, 2020	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document