Form 10-Q
period 2019-09-30
Monetiva Inc.
filed 2020-01-06
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
Common Stock, $0.0001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at January 3, 2020 was 26,611,264.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current Assets
Cash	$530,616	$10,039
Prepaid expenses	847,780	350,480
Rent deposits	40,136	25,136
Other current assets	11,572	-
Total Current Assets	1,430,104	385,655

Right of use asset	23,142	-

Total Assets	$1,453,246	$385,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$100,756	$137,609
Accrued payroll - officer	236,910	78,260
Deferred rent	-	7,960
Operating lease liability	24,722	-
Loan payable	-	55,000
Payable to officer	-	400
Total Current Liabilities	362,388	279,229

Total Liabilities	362,388	279,229

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 22,866,000 shares and 8,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,287	800
Additional paid-in capital	1,254,525	4,312
Stock subscriptions received in advance	1,171,752	690,500
Stock subscriptions receivable	(200,000)	-
Accumulated deficit	(1,137,706)	(589,186)
Total Stockholders’ Equity	1,090,858	106,426

Total Liabilities and Stockholders’ Equity	$1,453,246	$385,655

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	261,286	132,580	598,608	374,796
Total Operating Expenses	(261,286)	(132,580)	(598,608)	(374,796)

Other Income (Expenses)
Interest expense	-	(160)	-	(160)
Rental income	18,851	-	50,088	-
Total Other Income (Expense)	18,851	(160)	50,088	(160)

Loss before Income Taxes	(242,435)	(132,740)	(548,520)	(374,956)

Provision for Income Tax	-	-	-	-

Net Loss	$(242,435)	$(132,740)	$(548,520)	$(374,956)

Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted Average Shares Outstanding - Basic and Diluted	22,813,826	8,000,000	21,956,022	8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Balance - July 1, 2018	8,000,000	$800	$4,312	$525,500	$-	$(296,128)	$234,484

Stock subscriptions received in advance	-	-	-	140,000	-	-	140,000

Net loss	-	-	-	-	-	(132,740)	(132,740)

Balance - September 30, 2018	8,000,000	$800	$4,312	$665,500	$-	$(428,868)	$241,744

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	665,500	-	-	665,500

Net loss	-	-	-	-	-	(374,956)	(374,956)

Balance - September 30, 2018	8,000,000	$800	$4,312	$665,500	$-	$(428,868)	$241,744

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Balance - July 1, 2019	22,666,000	$2,267	$1,054,545	$1,078,752	$(200,000)	$(895,271)	$1,040,293

Common stock issued for stock subscriptions	200,000	20	199,980	-	-	-	200,000

Stock subscriptions received in advance	-	-	-	93,000	-	-	93,000

Net loss	-	-	-	-	-	(242,435)	(242,435)

Balance - September 30, 2019	22,866,000	$2,287	$1,254,525	$1,171,752	$(200,000)	$(1,137,706)	$1,090,859

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Balance - January 1, 2019	8,000,000	$800	$4,312	$690,500	$-	$(589,186)	$106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	1,866,000	187	750,313	(690,500)	-	-	60,000

Stock subscriptions received in advance	-	-	-	1,171,752	-	-	1,171,752

Stock subscriptions receivable	1,000,000	100	499,900	-	(200,000)	-	300,000

Net loss	-	-	-	-	-	(548,520)	(548,520)

Balance - September 30, 2019	22,866,000	$2,287	$1,254,525	$1,171,752	$(200,000)	$(1,137,706)	$1,090,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(548,520)	$(374,956)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,200	-
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(497,300)	(256,280)
(Increase) in other current assets	(11,572)	-
(Increase) in rent deposits	(15,000)	(25,136)
Increase (decrease) in accrued liabilities	(36,853)	39,587
Increase (decrease) in accrued payroll of officer	158,650	7,060
Increase (decrease) in deferred rent	(6,380)	9,233
Net Cash Used in Operating Activities	(955,775)	(600,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments on loan payable	(55,000)	-
Cash proceeds from (payment to) officer for short term advances	(400)	400
Cash proceeds from stock subscriptions received in advance	1,171,752	665,500
Cash proceeds from sale of common stock	200,000	-
Cash proceeds from stock subscriptions receivable	160,000	-
Net Cash Provided By Financing Activities	1,476,352	665,900

Net Increase in Cash	520,577	65,408

Cash - Beginning of the Period	10,039	-

Cash - End of the Period	$530,616	$65,408

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$160
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for stock subscriptions received in advance	$690,500	$-
Common stock issued for stock subscriptions receivable	$360,000	$-
Accrued compensation of officer	$-	$105,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019 and 2018

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

As of January 3, 2020, the Company has a total of 26,611,264 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.16% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2019, and the results of operations and cash flows for the three months and nine months ended September 30, 2019. The balance sheet as of December 31, 2018 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $548,520 for the nine months ended September 30, 2019, used net cash in operating activities of $955,775, and has an accumulated deficit of $1,137,706 as of September 30, 2019. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $530,616 and $10,039 as of September 30, 2019 and December 31, 2018, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2019 and December 31, 2018, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, rent deposits and accrued liabilities. The Company believes that the recorded values of all the financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

New Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

The Company adopted the new standard on January 1, 2019 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, the Company capitalized right-of-use (“ROU”) assets of $124,524 and $132,485 of lease liabilities, within the Company’s condensed consolidated balance sheets upon adoption. Additionally, the Company reversed its deferred rent liability of $7,960, which upon adoption became a component of the right-of-use asset. The adoption of this standard did not have an impact on the Company’s condensed consolidated statement of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.

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

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. As of September 30, 2019 and December 31, 2018, the prepayment to E1G were $824,780 and $350,480, respectively (See NOTE 8 - Service Agreement).

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued liabilities primarily consisting of consulting and professional fees, payroll, franchise taxes and accrued payroll taxes totaling $100,756 and $137,609 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Officer

The Company has recorded accrued payroll liability to its Chief Executive officer (“Officer”) of $236,910 and $78,260 as of September 30, 2019 and December 31, 2018, respectively. During the three months and nine months ended September 30, 2019, the Officer received $0 and $3,500 of compensation as compared to $0 for the same comparable periods in 2018. The Company has recorded $54,450 and $163,350 as payroll expense of the Officer for the three months and nine months ended September 30, 2019, compared to $49,500 and $148,500 for the three months and nine months ended September 30, 2018, respectively (See NOTE 8).

NOTE 6 – LOAN PAYABLE

On December 11, 2018, the Company received from a stockholder $55,000 in cash, a short-term loan bearing no interest, unsecured, and payable on demand but no later than February 28, 2019. The Company paid back the loan to the stockholder in two payments of $25,000 and $30,000 on February 4, 2019 and February 20, 2019, respectively. The Company recorded the loan payable of $0 and $55,000 as a current liability in the accompanying financial statements at September 30, 2019 and December 31, 2018, respectively.

NOTE 7 – LEASES

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $35,333 and $105,999 for this non-cancellable lease for its principal office for the three months and nine months ended September 30, 2019 and $35,333 and $82,443 for the three months and nine months ended September 30, 2018, respectively.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month. The Company recorded rent expense of $507 and $1,521 for the three months and nine months ended September 30, 2019.

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month from June 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. The Company recorded the security deposit of $15,000 as rent deposit, and $34,500 and $46,000 as rent expense for the three months and nine months ended September 30, 2019 (See NOTE 10).

The Company has recorded total rent expense of $70,340 and $153,520 for all its leases for the three months and nine months ended September 30, 2019 compared to $35,333 and $82,443 for the three months and nine months ended September 30, 2018, respectively.

Additional information related to the Company’s leases as of and for the nine months ended September 30, 2019, is as follows:

September 30, 2019
Supplemental data
Weighted average remaining lease term	.17 years
Weighted average discount rate	9.00%
Cash paid for amounts included in lease liabilities	$112,379

Maturities of lease liabilities as of September 30, 2019 were as follows:

September 30, 2019
Year ending December 31,
2019 (remaining)	$25,136
Total minimum lease payments	25,136
Less: imputed interest	(414)
Present value of future minimum lease payments	$24,722

Fiscal year 2018 lease commitments in accordance with prior guidance

Future minimum lease commitments of the Company are as follows:

For the years ending December 31,	Amount
2019	$25,136
Total	$25,136

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Service Agreement

On January 15, 2018, the Company entered into an agreement with E1G whereby, E1G will provide data processing, transaction processing and related services for the prepaid debit accounts created for the customers of the Company, for a period of five years. The agreement required a one-time upfront fee of $250,000 for each of the three (3) countries - USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. The Company is expanding its footprint to additional countries and territories as part of its development plan to provide the same services. These territories will include European nations, Philippines, United Arab Emirates and China. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G (See NOTE 3).

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2019 and December 31, 2018, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2019 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 14, 2019, the Company issued 12,000,000 shares of its common stock to its Officer as a sign-on bonus.

On January 14, 2019, the Company issued 1,616,000 shares of its common stock to investors and business promotors who had subscribed for the Company’s common stock during the year ended December 31, 2018.

On January 14, 2019, the Company issued 1,000,000 shares of its common stock to an investor who had subscribed for the Company’s common stock on September 24, 2018 for the purchase price of $0.50 per share. The Company has received from the subscriber $300,000 and $140,000 in cash consideration as of September 30, 2019 and December 31, 2018, respectively. As a result, the Company has recorded $200,000 and $0 as subscriptions receivable as of September 30, 2019 and December 31, 2018, respectively.

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

Stock Subscriptions Received in Advance

On February 27, 2019, an investor executed a stock subscription agreement to purchase 5,264 shares of common stock of the Company at $1.90 per share. The investor paid $10,002 to the Company on February 27, 2019. The Company has recorded $10,002 as subscriptions received in advance as of September 30, 2019. On October 10, 2019, the Company issued to the investor 5,264 shares of common stock for the stock subscriptions.

On March 14, 2019, a former stockholder executed a stock subscription agreement to purchase 3,155,000 shares of common stock for $0.25 per share. The Company received a cash consideration of $788,750 from the shareholder and has recorded $788,750 as subscriptions received in advance as of September 30, 2019. On October 10, 2019, the Company issued 2,030,000 shares of common stock to the stockholder and the remaining 1,125,000 shares of common stock were distributed between the seventeen (17) family members pursuant to the stockholder’s instructions.

On March 20, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. On March 27, 2019, the subscriber paid $100,000 to the Company for the stock subscriptions. The Company has recorded $100,000 as subscriptions received in advance as of September 30, 2019. On October 10, 2019, the Company issued to the investor 50,000 shares of common stock for the stock subscriptions.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The investor paid $16,000 to the Company on April 3, 2019 and the Company has recorded $16,000 as stock subscriptions received in advance as of September 30, 2019. The Company has issued the 8,000 shares of common stock to the investor on October 10, 2019.

On April 9, 2019, an investor advanced the Company $4,000 towards the purchase of 16,000 shares of common stock. The Company has recorded $4,000 as stock subscriptions received in advance as of June 30, 2019. On October 10, 2019, the Company issued to the stockholder 16,000 shares of common stock for these stock subscriptions.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The Company received cash consideration of $100,000 from the investor on May 16, 2019. The Company has recorded $100,000 as stock subscriptions received in advance as of September 30, 2019. The Company has issued the 200,000 shares of common stock to the investor on October 10, 2019.

On June 14, 2019, an investor executed a stock subscription agreement to purchase 5,000 shares of common stock of the Company at $2.00 per share. The Company received the cash consideration of $10,000 from an investor on July 10, 2019. The Company has recorded $10,000 as stock subscriptions received in advance as of September 30, 2019. On October 10, 2019, the Company issued to the investor 5,000 shares of its common stock for stock subscriptions.

On June 17, 2019, an investor executed a stock subscription agreement to purchase 240,000 shares of common stock of the Company at $0.25 per share. The subscriber had paid $60,000 to the Company on July 16, 2019 for the purchase of the common stock. The Company has recorded $60,000 as stock subscriptions received in advance as of September 30, 2019. The Company issued 240,000 shares of common stock to the investor on October 10, 2019.

On August 14, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of the Company’s common stock for $2.00 per share. The Company received a cash consideration of $16,000 from the investor on August 16, 2019. The Company has recorded $16,000 as stock subscriptions received in advance as of September 30, 2019 for the purchase of the common stock. On October 10, 2019, the Company issued to the investor 8,000 shares of its common stock for stock subscriptions.

On September 17, 2019, two investors executed two separate subscription agreements to purchase 17,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $35,000 from the investors on September 27, 2019. The Company has recorded $35,000 as stock subscriptions received in advance as of September 30, 2019. On October 23, 2019, the Company issued to the investors 17,500 shares of its common stock for stock subscriptions.

On September 19, 2019, an investor executed a stock subscription agreement to purchase 28,000 shares of the Company’s common stock at $0.25 per share. The Company received $7,000 for the stock subscriptions from the investor and recorded it as stock subscriptions received in advance as of September 30, 2019. On October 10, 2019, the Company issued to the investor 28,000 shares of common stock for these stock subscriptions.

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investor on September 27, 2019. The Company recorded $25,000 as stock subscriptions received in advance as of September 30, 2019. On October 23, 2019, the Company issued to the investors 12,500 shares of its common stock for stock subscriptions.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 22,866,000 shares and 8,000,000 shares at September 30, 2019 and December 31, 2018, respectively. In addition, the Company recorded $1,171,752 and $690,500 as stock subscriptions received in advance as of September 30, 2019 and December 31, 2018, respectively.

Preferred stock

No preferred stock was issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Form 10-Q, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

Equity Transactions

As a result of all stock issuances in the offerings, a total of 26,611,264 shares of common stock of the Company have been issued and outstanding as of the date of this Form 10-Q.

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

Service Agreement with E1G

On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in these additional countries - China, Europe, Philippines, Pakistan and United Arab Emirates. All other terms and conditions as set forth in the agreement to remain the same as per the January 15, 2018 agreement with E1G.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $548,520 for the nine months ended September 30, 2019, net cash used in operating activities of $955,775, and have recorded an accumulated deficit of $1,137,706 at September 30, 2019.

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

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2019 and 2018 included the operations of the Company. We reported a net loss of $242,435 and $548,520 for the three months and nine months ended September 30, 2019 applicable to the Company’s common stockholders, as compared to the net loss of $132,740 and $374,956 for the three months and nine months ended September 30, 2018. The increase in loss in 2019 resulted primarily due to the increase in officer’s compensation expense, travel and entertainment expense, rent, professional and consulting expenses, and other general and administrative expenses, offset by increase in rental income.

Liquidity and Capital Resources

Cash and cash equivalents were $530,616 at September 30, 2019 as compared to $10,039 at December 31, 2018. As shown in the accompanying financial statements, we recorded a net loss of $542,569 for the nine months ended September 30, 2019. Our accumulated deficit at September 30, 2019 was $1,137,706 and net cash used in operating activities for the nine months ended September 30, 2019 was $955,775. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $955,775 which resulted primarily from our net loss of $548,520, common stock issued for services valued at $1,200, and net change in operating assets and liabilities of $408,455, attributable to increase in prepaid expenses of $497,300 due to prepaid deposits towards BIN, increase in rent deposits of $15,000 for renting additional premises, increase in other current asset of $11,572 for rent receivable, decrease in accrued liabilities of $36,853, increase in accrued payroll of officer of $158,650, and decrease in deferred rent of $6,380. Net cash used in operating activities for the nine months ended September 30, 2018 was $600,492 which resulted primarily from our net loss of $374,956, and net change in operating assets and liabilities of $225,536, attributable to increase in prepaid expenses of $256,280 due to prepaid deposits towards BIN, increase in rent deposits of $25,136, increase in accrued liabilities of $39,587, increase in accrued payroll of officer of $7,060, and increase in deferred rent of $9,233.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,476,352 primarily due to cash proceeds of $1,171,752 for stock subscriptions received in advance, cash proceeds of $200,000 received from sale of common stock, cash proceeds of $160,000 received from common stock subscriptions receivable, cash payment of $55,000 paid for short term loans, and cash payment of $400 paid to the Officer. Net cash provided by financing activities for the nine months ended September 30, 2018 was $665,900 primarily due to cash proceeds of $665,500 for stock subscriptions received in advance, and cash proceeds of $400 received from the Officer for working capital needs.

As a result of the above activities, we experienced a net increase in cash of $520,577 for the nine months ended September 30, 2019. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company has only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2019 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended September 30, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of September 30, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Monetiva Inc.

Date: January 3, 2020	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document