Form 10-K
period 2019-12-31
Monetiva Inc.
filed 2020-03-25
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55670

MONETIVA INC.

(Name of small business issuer in its charter)

DELAWARE	81-3495101
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5000 Birch Street, West Tower, Suite 3000

Newport Beach, CA 92660

(Address of principal executive offices) (Zip Code)

(949) 260-2085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold and issued, was $2,666,000 on June 28, 2019.

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at March 25, 2020 was 26,644,598.

DOCUMENTS INCORPORATED BY REFERENCE

None

Monetiva Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

Monetiva, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

On November 1, 2017, the Company effected a change of control whereby then existing owner Mr. James Koh, the sole shareholder, officer and director of the Company, sold all 8,000,000 of his shares of the Company’s common stock to Mr. Pierre Sawaya. The Company accepted the resignation of Mr. Koh as the existing officer and director, electing a new officer and sole director upon issuance of the shares to Mr. Sawaya. In connection with the change of control, Mr. Sawaya, the sole shareholder and director of the Company unanimously approved the change of the Company’s name from American Standard Wallet, Inc. to Monetiva Inc.

As of March 25, 2020, the Company has a total of 26,644,598 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.06% of the total shares issued and outstanding as of the date of this Report.

Our Current Business

Monetiva’s primary objective is to offer prepaid card and money remittance services to under-banked, underserved markets and foreign workers. We are supported by an experienced team with extensive background and qualifications in our core business, including prepaid card issuance, program management, third party processing technology and banking regulatory and compliance. We are a start-up Company in the developmental phase of the business cycle. We are building out a card and technology platform and remittance network and are currently engaged with business partners in the United States and globally.

Our primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the United States of America. Monetiva’s business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in U.S., Mexico and India. Business relationships shall be secured to implement domestically issued Prepaid Cards and financial services in each of those markets. The Company aims by this development phase to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Monetiva accounts are designed to enable foreign workers to have their payroll deposited directly into the Mastercard issued by the Company. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access ATMs and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. The Company also intends to implement value-added programs such as loyalty discounts that shall be provided as part of the card benefits.

After successful rollout of Phase I development programs, the Company intends to expand to additional countries and territories as part of its Phase II development plan. The Company shall provide the same services to these new territories. Phase II territories will include Europe, Philippines, United Arab Emirates, Pakistan and China.

Our Strategy

To successfully grow and expand our business, Monetiva intends to deploy the following primary marketing strategies:

●	Target those foreign market immigrants in the US by metro area;

●	Establish Ambassadors in high density metro areas – Sales & Marketing Representatives;

●	Setup Internet Infrastructure to enable family\friend Issuance in each market, utilizing digital marketing to drive traffic to the Company’s domain;

●	Utilize retail distribution partners;

●	Utilize accountholder incentives to create a viral referral base to bring in new accountholders; and

●	Add new products and services to existing accountholders to generate increased usage per accountholder.

Once the Company has deployed these primary strategies in the US, cross marketing to the other countries will be implemented using the same strategy (e.g. US to Philippines and Canada to Mexico).

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

Retail Distribution Partners

We are in discussions with several retail chains to offer the Monetiva Card through their retail distribution network. The cards will be available for immediate activation and loading from the local stores. Once KYC is provided and verified, the cards will be converted from non-reloadable to reloadable and available for personalization if requested. Inventory control will be established with each retail partner.

Accountholder Incentives

The foreign worker communities generally provide a cohesive network that enables incentive programs for one accountholder to refer friends or family. We intend to provide the referring accountholder with valued incentives to bring others into the Monetiva program.

Value-added Services

We have developed a slew of value-added services to increase the value of the service offering to accountholders including retail discounts, healthcare discounts, usage points, long distance telephone, bill-paying, etc. These services are intended to drive more transaction activity and new accountholder traffic.

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the migrationdataportal.org the volume of remittances from the US to the target markets in 2019 was projected to be as follows:

Receiving Country	USD in billions
Mexico	$38.7
India	$82.2
China	$70.3
Philippines	$35.1

https://migrationdataportal.org/themes/remittances

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

We are building relationships in Mexico with individuals and entities that have been providing Prepaid Card solutions to the Mexican government and many other large establishments and have both issuing and money remittance licenses. Our technology will enable us to interconnect the systems while their technology will enable us to monitor the activity.

We are building relationships in India with individuals and entities that have established a network of over 30 banks utilizing their payment solutions including prepaid cards and Wallets. We will interconnect our systems and again utilize their infrastructure to manage the portfolio.

In US, Monetiva has already contracted with EndlessOne Global, Inc. (“E1G”) to provide the Prepaid Card processing infrastructure. In addition, Monetiva has in-house technical resources working to develop easy-to-use consumer portals, mobile solutions and interfaces to manage consumer information across local markets.

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

Subsequent Events

Management has evaluated subsequent events through March 25, 2020, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

On January 5, 2020, an investor executed a stock subscription agreement to purchase 10,000 shares of common stock of the Company at $2.00 per share. The investor paid $20,000 to the Company in three instalments between January 21, 2020 and February 20, 2020. The Company issued 10,000 shares of common stock to the investor on March 18, 2020.

On January 20, 2020, an investor executed a stock subscription agreement to purchase 3,334 shares of common stock of the Company at $3.00 per share. The investor paid $10,000   to the Company on February 18, 2020. The Company issued 3,334 shares of common stock to the investor on March 18, 2020.

On February 20, 2020, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $2.00 per share. The investor paid $40,000 to the Company on February 20, 2020. The Company issued the 20,000 shares of common stock to the investor on March 18, 2020.

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

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Monetiva executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month for the nine months and increasing to $203 per month starting October 1, 2019. This office space is located at 5000 Birch Street, West Tower, Suite 3000, Newport Beach, CA 92660.

On May 24, 2019, Monetiva executed a month-to-month rental agreement to lease furnished premises. This space is located at 25166 Rockridge Road, Laguna Hills, CA 92653. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. On October 1, 2019, pursuant to the terms of the lease agreement, the Company paid to the landlord an additional security deposit of $10,000 and prepaid rent of $69,000 for the six months term starting December 1, 2019 to May 31, 2020.

We believe that our facilities are adequate for our needs for the remainder of the lease term and, in the opinion of the Company’s management; the properties are adequately covered by insurance.

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

On September 18, 2019, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) filed with the Office of the Secretary a Motion for Ruling on the Pleadings Against the Company seeking an order to revoke each class of securities of the Company registered with the Commission pursuant to Section 12(j) of the Securities Exchange Act of 1934.  The Company has filed all of its delinquent filings and is current with its filings in an effort to possibly avoid such revocation. The Company has not received any further communications from the SEC on this matter as to whether it will continue to seek revocation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Common Stock.

There is currently no public market for the Company’s securities.

The Company intends to take action in the future to become quoted on the over-the-counter bulletin board (“OTCBB”).

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

Since inception through December 31, 2019, the Company had issued shares of its common stock as follows:

Date	Number of Shares	Consideration
July 22, 2016	10,000,000	Services
July 22, 2016	10,000,000	Services
March 14, 2017	8,000,000	Services

As of December 31, 2019, the Company had one shareholder with 8,000,000 shares of Company common stock, par value of $0.0001 per share, outstanding. The 20,000,000 shares of common stock issued on July 22, 2016 were cancelled as a result of change in control on March 14, 2017.

During January 1, 2019 to March 25, 2020, the Company has issued shares of its common stock as follows:

Date of Issuance	Description	Number of shares	Consideration
1/14/2019	Sign-On bonus**	12,000,000	$1,200
1/14/2019	Shares sold to business promoters of EndlessOne Global (February 3, 2018 to April 17, 2018)	1,130,000	$282,500
1/14/2019	Shares sold to investors (February 26, 2018 - April 22, 2018)	486,000	$243,000
1/14/2019	Shares sold to an investor (September 24, 2018)	1,000,000	$500,000
2/25/2019	Shares sold to an investor (November 7, 2018)	30,000	$15,000
2/25/2019	Shares sold to an investor (November 16, 2018)	20,000	$10,000
7/24/2019	Shares sold to an investor (June 18, 2019)	200,000	$200,000
10/10/2019	Shares sold to investors (January 1, 2019 – September 30, 2019)	3,715,264	$1,111,752
10/24/2019	Shares sold to investors (January 1, 2019 – September 30, 2019)	30,000	$60,000
3/18/2020	Shares sold to investors (January 1, 2020 – March 25, 2020)	33,334	$70,000

**	On November 1, 2017, the Company entered into an employment agreement with the Officer and awarded 12,000,000 shares of the Company’s common stock valued at $1,200 as a sign-on bonus. The common shares were valued at par value and were issued to the Officer on January 14, 2019.

The shares of common stock were issued and sold pursuant to exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.

A total of 26,644,598 shares of common stock of the Company have been issued and outstanding as of March 25, 2020. As of March 25, 2020, the Company has fifty-three holders of its common stock.

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

We are a development stage enterprise and were incorporated in the State of Delaware on July 22, 2016. From inception through the date of this annual report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $782,831 for the year ended December 31, 2019, have negative cash flows from operating activities of $1,303,291, and an accumulated deficit of $1,372,017 at December 31, 2019.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market products and solutions. Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt about the Company’s ability to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Our Current Business

Monetiva’s primary objective is to offer prepaid card and money remittance services to under-banked, underserved markets and foreign workers. We are supported by an experienced management team with extensive background and qualifications in our core business, including prepaid card issuance, program management, third party processing technology and banking regulatory and compliance. We are a start-up Company in the developmental phase of the business cycle. We are building out a card and technology platform and remittance network and are currently engaged with business partners in the United States and globally.

We intend to utilize Endless One Global (“E1G”) prepaid card services to provide prepaid cards to under-banked consumers, primarily targeting foreign workers. The primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the United States of America. Business rollout is intended to be implemented in phases. Phase I of development includes targeting and establishing relationships with partner companies in both U.S., Mexico and India. Business relationships shall be secured to implement domestically issued Prepaid Cards and financial services in each of those markets. Our aim by this development phase is to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Our accounts are designed to enable foreign workers to have their payroll deposited directly into the Mastercard issued by us. Card recipients will then be able to pay bills, send money abroad and utilize the Mastercard to access ATMs and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. We also intend to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

After successful rollout of Phase I development programs, we intend to expand to additional countries and territories as part of its Phase II development plan. We shall provide the same services to these new territories. Phase II territories are likely to include China, Europe, Pakistan, Philippines and United Arab Emirates.

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

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the migrationdataportal.org, the volume of remittances from the US to the target markets in 2019 was projected to be as follows:

Receiving Country	USD in billions
Mexico	$38.7
India	$82.2
China	$70.3
Philippines	$35.1

https://migrationdataportal.org/themes/remittances

Results of Operations

Our results of operations for the years ended December 31, 2019 and 2018 included the operations of the Company. We reported a net loss of $782,831 and $535,274 for the years ended December 31, 2019 and 2018 applicable to the Company’s common stockholders. The losses primarily resulted from recording consulting fees, rent, payroll, travel and other general and administrative expenses as operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $253,100 and $10,039 at December 31, 2019 and 2018, respectively. As shown in the accompanying financial statements, we recorded a net loss of $782,831 for the year ended December 31, 2019. Our working capital at December 31, 2019 was $926,545, and net cash used in operating activities for the year ended December 31, 2019 was $1,303,291. These factors and our ability to raise additional capital to accomplish our objectives, raise doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From January 1, 2019 to December 31, 2019, we engaged in a private exempt offering in reliance on Section 4(2) of the Securities Act, or Regulation D, Rule 506 thereof, whereby the Company raised a total amount of $1,601,752, which was immediately made available to the Company to cover operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $1,303,291, primarily attributable to our net loss of $782,831, common stock issued for services valued at $1,200, and a net increase in operating assets over operating liabilities of $521,660. We recorded an increase in prepaid expenses of $666,800 primarily due to prepayments of $609,300 made to E1G for acquisition of BINs and $57,500 for prepaid rent, decrease in accrued liabilities of $60,136, increase in accrued payroll of officer of $213,100, and decrease in deferred rent of $7,960. Net cash used in operating activities for the year ended December 31, 2018 was $735,861 primarily attributable to our net loss of $535,274 and a net increase in operating assets over operating liabilities of $200,587. We recorded an increase in prepaid expenses of $350,480 for payments made to E1G for acquisition of BINs, increase in security deposit of $25,136 for leasing office facility, increase in accrued liabilities of $112,509, increase in officer payroll expense of $54,560, and increase in deferred rent of $7,960.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 and 2018 was $0, respectively.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $1,546,352 primarily due to the cash proceeds of $1,371,752 received from sale of common stock to investors and business promotors, cash proceeds of $230,000 from common stock subscriptions receivable, cash payments of $55,000 to a stockholder for a short-term unsecured loan for our working capital needs. Net cash provided by financing activities for the year ended December 31, 2018 was $745,900 primarily due to the cash proceeds of $690,500 received from sale of common stock to investors and business promotors, and cash proceeds of $55,000 received from a stockholder as short-term unsecured loan for our working capital needs.

As a result of the above activities, we experienced a net increase in cash of $243,061 for the year ended December 31, 2019. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019. The Company’s bank balances has exceeded FDIC insured amounts at times during the years ended December 31, 2019 and 2018, respectively.

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

MONETIVA INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monetiva Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monetiva Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities, and not generated any revenues since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
Los Angeles, California

March 25, 2020

MONETIVA INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

Current Assets
Cash	$253,100	$10,039
Prepaid expenses	1,017,280	350,480
Rent deposit	25,000	25,136
Total Current Assets	1,295,380	385,655

Total Assets	$1,295,380	$385,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$77,474	$137,609
Accrued payroll - officer	291,360	78,260
Deferred rent	-	7,960
Loan payable	-	55,000
Payable to officer	-	400
Total Current Liabilities	368,834	279,229

Total Liabilities	368,834	279,229

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,611,264 shares 8,000,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,661	800
Additional paid-in capital	2,425,902	4,312
Stock subscriptions received in advance	-	690,500
Stock subscriptions receivable	(130,000)	-
Accumulated deficit	(1,372,017)	(589,186)
Total Stockholders’ Equity	926,546	106,426

Total Liabilities and Stockholders’ Equity	$1,295,380	$385,655

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2019	December 31, 2018

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	844,456	535,274
Total Operating Expenses	(844,456)	(535,274)

Other Income (Expense)
Rental income	61,625	-
Total Other Income (Expense)	61,625	-

Loss before Income Taxes	(782,831)	(535,274)

Provision for Income Tax	-	-

Net Loss	$(782,831)	$(535,274)

Loss per Share - Basic and Diluted	$(0.03)	$(0.07)

Weighted Average Shares Outstanding - Basic and Diluted	23,025,035	8,000,000

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Stock Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Advance	Receivable	Deficit	(Deficit)

Balance - January 1, 2018	8,000,000	$800	$4,312	$-	$-	$(53,912)	$(48,800)

Stock subscriptions received in advance	-	-	-	690,500	-	-	690,500

Net loss	-	-	-	-	-	(535,274)	(535,274)

Balance - December 31, 2018	8,000,000	800	4,312	690,500	-	(589,186)	106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	5,611,264	561	1,921,690	(690,500)	-	-	1,231,751

Common stock subscriptions receivable	1,000,000	100	499,900	-	(130,000)	-	370,000

Net loss	-	-	-	-	-	(782,831)	(782,831)

Balance - December 31, 2019	26,611,264	$2,661	$2,425,902	$-	$(130,000)	$(1,372,017)	$926,546

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(782,831)	$(535,274)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,200	-
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(666,800)	(350,480)
Decrease (increase) in rent deposits	136	(25,136)
(Decrease) increase in accrued liabilities	(60,136)	112,509
Increase in accrued payroll of officer	213,100	54,560
(Decrease) increase in deferred rent	(7,960)	7,960
Net Cash Used in Operating Activities	(1,303,291)	(735,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments to) proceeds from officer	(400)	400
(Repayments) proceeds on loan payable	(55,000)	55,000
Proceeds from stock subscriptions receivable	230,000	-
Proceeds from issuance of common stock	1,371,752	-
Proceeds from stock subscriptions received in advance	-	690,500
Net Cash Provided by Financing Activities	1,546,352	745,900

Net Increase in Cash	243,061	10,039

Cash - Beginning of the Period	10,039	-

Cash - End of the Period	$253,100	$10,039

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for stock subscriptions received in advance	$690,500	$-
Common stock issued for stock subscriptions receivable	$360,000	$-
Accrued compensation of officer	$-	$105,800

The accompanying notes are an integral part of these financial statements.

MONETIVA INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Monetiva Inc. (formerly known as American Standard Wallet, Inc. and Lark Street Acquisition Corporation, or “Monetiva” or the “Company”), a Delaware corporation, was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and investors.

As of March 25, 2020, the Company has a total of 26,644,598 shares of common stock issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 75.06% of the total shares issued and outstanding as of the date of this Report.

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $782,831 for the year ended December 31, 2019, used net cash flows in operating activities of $1,303,291, and has an accumulated deficit of $1,372,017 as of December 31, 2019. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Except for the accounting policies for leases that were updated, as set forth below, as a result of adopting ASU No. 2016-02, there have been no changes to the Company’s significant accounting policies that have had a material impact on the Company’s financial statements and related notes.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $253,100 and $10,039 as of December 31, 2019 and 2018, respectively.

Earnings (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2019 and 2018, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits with balance in excess of federally insured limits of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”).The Company has not experienced any losses in such accounts. The amount exceeding FDIC insured limits was $3,100 and nil at December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

New Accounting Pronouncements Effective January 1, 2019

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

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

Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, the Company capitalized right-of-use (“ROU”) assets of $124,524 and $132,485 of lease liabilities, within the Company’s balance sheets upon adoption. Additionally, the Company reversed its deferred rent liability of $7,960, which upon adoption became a component of the right-of-use asset. The adoption of this standard did not have an impact on the Company’s statement of operations or cash flows and did not result in a cumulative catch-up adjustment to the opening balance of retained earnings.

There were other updates recently issued accounting pronouncement. The Company’s management does not believe that other than disclosed above, accounting pronouncements that recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. As of December 31, 2019 and 2018, the prepayments to E1G were $959,780 and $350,480 (see NOTE 8 Service Agreement), and prepaid rent was $57,500 and $0, respectively. The Company expects to obtain BINs from the banks by September 30, 2020 and start its business operations within 30 to 45 days thereafter.

NOTE 4 – ACCRUED LIABILITIES

The Company recorded accrued liabilities primarily consisting of consulting and professional fees, rent, payroll taxes and franchise taxes of $77,474 and $137,609 as of December 31, 2019 and 2018, respectively.

NOTE 5 – ACCRUED PAYROLL - OFFICER

The Company has recorded accrued payroll liability to its Chief Executive officer (“Officer”) of $291,360 and $78,260 as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Officer received 12,000,000 shares of common stock valued at $1,200 as bonus and $3,500 in cash compensation as compared to $0 for the same comparable period in 2018. The Company has recorded $217,800 and $198,000 as payroll expense of the Officer for the years ended December 31, 2019 and 2018, respectively. (See NOTE 8).

NOTE 6 – LOAN PAYABLE

On December 11, 2018, the Company received from a stockholder $55,000 in cash, a short-term loan bearing no interest, unsecured, and payable on demand but no later than February 28, 2019. The Company paid back the loan to the stockholder in two payments of $25,000 and $30,000 on February 4, 2019 and February 20, 2019, respectively. The Company recorded the loan payable of $0 and $55,000 as a current liability in the accompanying financial statements at December 31, 2019 and 2018, respectively.

NOTE 7 – LEASES

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136 at the inception of the lease. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for only one month - April 2018. The Company has recorded rent expense of $129,554 and $117,776 for this non-cancellable lease for its principal office for the year ended December 31, 2019 and 2018, respectively.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month for the nine months and increasing to $203 for the remaining three months ended December 31, 2019. The Company recorded rent expense of $2,130 and $0 for the year ended December 31, 2019 and 2018, respectively.

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month from June 1, 2019 to May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. On October 1, 2019, pursuant to the terms of the lease agreement, the Company paid to the landlord an additional security deposit of $10,000 and prepaid rent of $69,000 for the six months term starting December 1, 2019 to May 31, 2020. The Company recorded a rent expense of $80,500 for the year ended December 31, 2019. In addition, the Company recorded a rent deposit of $25,000 and prepaid rent of $57,500 as of December 31, 2019.

The Company has recorded total rent expense of $212,184 and $117,776 for all its leases for the years ended December 31, 2019 and 2018, respectively.

Supplemental Information for Comparative Period

As of December 31, 2018, total future minimum annual lease payments under operating leases were as follows:

For the year ending December 31,	Amount
2019	$137,514
Total	$137,514

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Service Agreement

On January 15, 2018, the Company entered into an agreement with E1G whereby, E1G agreed to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers for a period of five years. The agreement required a one-time upfront fee of $250,000 for each of the three (3) countries - USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in four additional countries China, Pakistan, Philippines and United Arab Emirates. All other terms and conditions to remain the same as per the January 15, 2018 agreement with E1G. The Company will pay E1G the processing fees as forth in the Agreement, any special fees, new products and technologies introduced by E1G (See NOTE 3).

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of December 31, 2019 and 2018, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2019 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 14, 2019, the Company issued 12,000,000 shares of its common stock to its Officer as a sign-on bonus.

On January 14, 2019, the Company issued 1,616,000 shares of its common stock to investors and business promotors who had subscribed for the Company’s common stock during the year ended December 31, 2018.

On January 14, 2019, the Company issued 1,000,000 shares of its common stock to an investor who had subscribed for the Company’s common stock on September 24, 2018 for the purchase price of $0.50 per share. The Company has received from the subscriber $370,000 in cash consideration as of December 31, 2019 and $140,000 as stock subscriptions received in advance as of December 31, 2018. As a result, the Company has recorded $130,000 and $0 as subscriptions receivable as of December 31, 2019 and December 31, 2018, respectively.

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

On March 14, 2019, a former stockholder executed a stock subscription agreement to purchase 3,155,000 shares of common stock for $0.25 per share. The Company received a cash consideration of $788,750 from the shareholder between March 14, 2019 and June 17, 2019. On October 10, 2019, the Company issued 2,030,000 shares of common stock to the stockholder and the remaining 1,125,000 shares of common stock were distributed between the seventeen (17) family members pursuant to the stockholder’s instructions.

On March 20, 2019, an investor executed a stock subscription agreement to purchase 50,000 shares of common stock of the Company at $2.00 per share. On March 27, 2019, the subscriber paid $100,000 to the Company for the stock subscriptions. On October 10, 2019, the Company issued to the investor 50,000 shares of common stock for the stock subscriptions.

On April 3, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of common stock of the Company at $2.00 per share. The investor paid $16,000 to the Company on April 3, 2019. The Company issued the 8,000 shares of common stock to the investor on October 10, 2019.

On April 9, 2019, an investor advanced the Company $4,000 towards the purchase of 16,000 shares of common stock. The Company has recorded $4,000 as stock subscriptions received in advance as of June 30, 2019. On October 10, 2019, the Company issued to the stockholder 16,000 shares of common stock for these stock subscriptions.

On May 16, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $0.50 per share. The Company received cash consideration of $100,000 from the investor on May 16, 2019. The Company issued the 200,000 shares of common stock to the investor on October 10, 2019.

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

On June 18, 2019, an investor executed a stock subscription agreement to purchase 200,000 shares of common stock of the Company at $1.00 per share. The subscriber paid $200,000 to the Company on July 16, 2019 for the purchase of the common stock. The Company issued 200,000 shares of common stock to the investor on July 24, 2019.

On August 14, 2019, an investor executed a stock subscription agreement to purchase 8,000 shares of the Company’s common stock for $2.00 per share. The Company received a cash consideration of $16,000 from the investor on August 16, 2019. On October 10, 2019, the Company issued to the investor 8,000 shares of its common stock for stock subscriptions.

On September 17, 2019, two investors executed two separate subscription agreements to purchase 17,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $35,000 from the investors on September 27, 2019. On October 24, 2019, the Company issued to the investors 17,500 shares of its common stock for stock subscriptions.

On September 19, 2019, an investor executed a stock subscription agreement to purchase 28,000 shares of the Company’s common stock at $0.25 per share. The Company received $7,000 for the stock subscriptions from the investor on August 30, 2019. On October 10, 2019, the Company issued to the investor 28,000 shares of common stock for these stock subscriptions.

On September 25, 2019, an investor executed a stock subscription agreement to purchase 12,500 shares of the Company’s common stock at $2.00 per share. The Company received cash consideration of $25,000 from the investor on September 27, 2019. On October 24, 2019, the Company issued to the investor 12,500 shares of its common stock for stock subscriptions.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 26,611,264 and 8,000,000 shares, at December 31, 2019 and 2018, respectively.

Preferred stock

No preferred stock was issued and outstanding as of December 31, 2019 and 2018, respectively.

NOTE 10 – INCOME TAXES

Income tax expense for the year ended December 31, 2019 and 2018 is summarized as follows.

	December 31, 2019	December 31, 2018
Deferred:
Federal	$(128,682)	$(87,011)
State	—	—
Change in valuation allowance	128,682	87,011
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2019	December 31, 2018
Tax at statutory tax rate	21%	21%
State taxes	—	—
Other permanent items	—	-5%
Valuation allowance	-21%	-16%
Income tax expense	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$227,015	$98,333
Total gross deferred tax assets	227,015	98,333
Less: valuation allowance	(227,015)	(98,333)
Net deferred tax assets	$—	$—

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

At December 31, 2019 and 2018, the Company had accumulated net operating losses of approximately $1,073,000 and $460,000, respectively, for U.S. federal and Delaware income tax purposes available to offset future taxable incomes. The net operating losses generated in tax years prior to December 31, 2017, can be carry forward for twenty years, whereas the net operating losses generated after December 31, 2017 can be carry forward indefinitely. Management determined that it was unlikely that the Company’s deferred tax assets would be realized and have provided for a full valuation allowance associated with the net deferred tax assets.

As of December 31, 2019 and 2018, the Company’s deferred income tax assets and valuation allowance were $227,015 and $98,333, respectively.

In the ordinary course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2019, tax years 2018, 2017 and 2016 remain open for examination by the Internal Revenue Service and the Delaware Division of Revenue. The Company has received no notice of audit from the Internal Revenue Service or the Delaware Division of Revenue for any of the open tax years.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 25, 2020, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

On January 5, 2020, an investor executed a stock subscription agreement to purchase 10,000 shares of common stock of the Company at $2.00 per share. The investor paid $20,000 to the Company in three instalments between January 21, 2020 and February 20, 2020. The Company issued 10,000 shares of common stock to the investor on March 18, 2020.

On January 20, 2020, an investor executed a stock subscription agreement to purchase 3,334 shares of common stock of the Company at $3.00 per share. The investor paid $10,000 to the Company on February 18, 2020. The Company issued 3,334 shares of common stock to the investor on March 18, 2020.

On February 20, 2020, an investor executed a stock subscription agreement to purchase 20,000 shares of common stock of the Company at $2.00 per share. The investor paid $40,000 to the Company on February 20, 2020. The Company issued the 20,000 shares of common stock to the investor on March 18, 2020.

Service Agreement with E1G

Since December 31, 2019 to March 25, 2020, the Company has paid to E1G an additional cash consideration of $65,000 as the processing fees to initiate and establish BINs in selected countries.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the year ended December 31, 2019, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of December 31, 2019, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Directors and Officers of the Company for the period covered by this Report were:

Name	Age	Positions and Offices Held	Term
Pierre Sawaya*	55	President, Secretary, Director and Chairman of the Board	November 1, 2017 – Present

*	Mr. Sawaya is the sole officer and director of the Company and its majority shareholder.

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

Code of Ethics.

During the period of this Report, the Company did not have in place an adopted Code of Ethics pursuant to rules described in Regulation S-K. During the period of this Report, the Company has had only one person who was the sole shareholder and who served as the only director and officer. During the period of this report, the Company had minimal operations or business and did not generate any revenues. During the period of this Report, the adoption of an Ethical Code would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. At such time as the Company commences more significant business operations, the current officers and directors will recommend that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

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

Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, certain of the Company’s officers, directors and holders of more than 10% of the outstanding common stock of the Company failed to timely file reports required by Section 16(a) of the Exchange Act. To the Company’s knowledge, Mr. Sawaya failed to file a form 4 within the required time frame following the issuance to him of 12,000,000 shares of Company’s common stock in January 2019 as a bonus.

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

The Company paid cash compensation and granted stock awards to its executives during the years ended December 31, 2018 and 2017 as follows:

Name and principal position	Year	Salary ($)		Stock Award ($)		Nonqualified deferred compensation earnings ($)	All other compensation	Total Cash Compensation ($)
Pierre Sawaya, President, Secretary and	2019	217,800	(1)	---		—	—	—
Chairman of the Board	2018	198,000	(1)	1,200	(2)	—	—	—

(1)	All compensation in the form of salary owed pursuant to the employment agreement has been unpaid and is being deferred by Mr. Sawaya. The Company intends to defer payment of executive’s salary compensation until the Company has sufficient amounts to fund both the Company’s operations and executive’s salary.

(2)	Mr. Sawaya’s employment agreement entered into on November 1, 2017, awarded him 12,000,000 shares of the Company’s common stock, which was valued at $1,200. The shares were not issued until January 14, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to beneficial ownership has been furnished for each director, executive officer or beneficial owner of more than 5% of Monetiva’s common stock. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2019 are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power and/or investment power with respect to securities. The percentage of beneficial ownership is based on 26,644,598 shares of common stock of the Company issued and outstanding as of March 25, 2020.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Monetiva, Inc., 5000 Birch Street, West Tower, Suite 3000, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Amount of Beneficial Ownership	Percent of Outstanding Stock
Pierre Sawaya, CEO, Secretary and Chairman	20,000,000	75.06%

All Executive Officers and Directors as a Group (1 person)	20,000,000	75.06%

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

On January 15, 2018, the Company entered into a Processing Service Agreement with E1G, which agreement was modified by oral agreement on September 30, 2019. Pursuant to the agreement, EndlessOne Global is to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers for a period of five years. The agreement required a one-time upfront fee of $250,000 for each of the three (3) countries - USA, Mexico and India, for a total fee of $750,000 to initiate the process to establish three (3) Business Identification Numbers (“BINs”). Thereafter, the term will automatically be renewed for one (1) year period unless terminated by either party upon providing a written notice. On or about September 30, 2019, the Company entered into an oral agreement with E1G to provide data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers in four additional countries China, Pakistan, Philippines and United Arab Emirates. All other terms and conditions to remain the same as per the January 15, 2018 agreement with E1G. The Company will pay EndlessOne Global the processing fees as forth in the Agreement, as amended, including any special fees, and for any new products and technologies introduced by E1G. E1G is 100% owned by Najwa Karkaji, who is the spouse of Pierre Sawaya, the Company’s CEO and Chairman. The Company believes that the services provided to the Company by E1G are unique, and are being provided at their fair market value.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees incurred in 2019 and 2018 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2019	December 31, 2018
Audit Fees	$15,500	$9,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	$15,500	$9,500

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

Dated: March 25, 2020

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MONETIVA INC.

NAME	OFFICE	DATE

/s/ Pierre Sawaya	Director	March 25, 2020