Form 10-Q
period 2020-03-31
Monetiva Inc.
filed 2020-05-07
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

(949) 260-2085

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
Common Stock, $0.0001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 7, 2020 was 26,944,598.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current Assets
Cash	$285,692	$253,100
Prepaid expenses	1,127,780	1,017,280
Rent deposits	25,000	25,000
Total Current Assets	1,438,472	1,295,380

Total Assets	$1,438,472	$1,295,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$93,416	$77,474
Accrued payroll - officer	351,255	291,360
Total Current Liabilities	444,671	368,834

Total Liabilities	444,671	368,834

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,644,598 shares and 26,611,264 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,664	2,661
Additional paid-in capital	2,495,899	2,425,902
Stock subscriptions received in advance	200,000	-
Stock subscriptions receivable	(130,000)	(130,000)
Accumulated deficit	(1,574,762)	(1,372,017)
Total Stockholders’ Equity	993,801	926,546

Total Liabilities and Stockholders’ Equity	$1,438,472	$1,295,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(UNAUDITED)	(UNAUDITED)

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	202,745	138,693
Total Operating Expenses	(202,745)	(138,693)

Other Income
Rental income	-	12,385
Total Other Income	-	12,385

Loss before Income Taxes	(202,745)	(126,308)

Provision for Income Tax	-	-

Net Loss	$(202,745)	$(126,308)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	26,615,293	20,361,289

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
Balance - January 1, 2020	26,611,264	$2,661	$2,425,902	$-	$(130,000)	$(1,372,017)	$926,546

Common stock issued for stock subscriptions	33,334	3	69,997	-	-	-	70,000

Stock subscriptions received in advance	-	-	-	200,000	-	-	200,000

Net loss	-	-	-	-		(202,745)	(202,745)

Balance - March 31, 2020	26,644,598	$2,664	$2,495,899	$200,000	$(130,000)	$(1,574,762)	$993,801

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
Balance - January 1, 2019	8,000,000	$800	$4,312	$690,500	$-	$(589,186)	$106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	1,666,000	167	550,333	(690,500)	-	-	(140,000)

Stock subscriptions received in advance	-	-	-	360,002	-	-	360,002

Stock subscriptions receivable	1,000,000	100	499,900	-	(200,000)	-	300,000

Net loss	-	-	-	-		(126,308)	(126,308)

Balance - March 31, 2019	22,666,000	$2,267	$1,054,545	$360,002	$(200,000)	$(715,494)	$501,320

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,745)	$(126,308)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	1,200
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(110,500)	(123,800)
(Increase) in other current assets	-	(6,385)
Increase in accrued liabilities	15,942	-
Increase in accrued payroll of officer	59,895	53,250
(Decrease) in deferred rent	-	(1,638)
Net Cash Used in Operating Activities	(237,408)	(203,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments on loan payable	-	(55,000)
Cash payment to officer for short term advances	-	(400)
Cash proceeds from sale of common stock	70,000	-
Cash proceeds from common stock subscriptions received in advance	200,000	360,002
Cash proceeds from common stock subscriptions receivable	-	160,000
Net Cash Provided by Financing Activities	270,000	464,602

Net Increase in Cash	32,592	260,921

Cash - Beginning of the Period	253,100	10,039

Cash - End of the Period	$285,692	$270,960

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock subscriptions receivable	$-	$360,000
Common stock issued for stock subscriptions received in advance	$-	$690,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2020 and 2019

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

As of May 7, 2020, the Company has a total of 26,944,598 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 74.23% of the total shares issued and outstanding as of the date of this Report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2020. The balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2019 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 25, 2020.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $202,745 for the three months ended March 31, 2020, used net cash flows in operating activities of $237,408, and has an accumulated deficit of $1,574,762 as of March 31, 2020. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company reported a cash balance of $285,692 and $253,100 as of March 31, 2020 and December 31, 2019, respectively.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) - ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2020 and December 31, 2019, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits with balance in excess of federally insured limits of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts. The amount exceeding FDIC insured limits was $35,692 and $3,100 at March 31, 2020 and December 31, 2019, respectively.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. As of March 31, 2020 and December 31, 2019, the prepayments to E1G were $1,104,780 and 959,780, (See NOTE 7 - Service Agreement) and prepaid rent was $23,000 and $57,500, respectively. The Company expects to obtain BINs from the banks by September 30, 2020 and start its business operations within 30 to 45 days thereafter.

NOTE 4 – ACCRUED LIABILITIES

The Company recorded accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $93,416 and $77,474 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 5 – ACCRUED PAYROLL - OFFICER

The Company has recorded accrued payroll to its Chief Executive Officer (“Officer”) of $351,255 and $291,360 as of March 31, 2020 and December 31, 2019, respectively. The Company has recorded Officer’s compensation expense of $59,895 and $54,450 for the three months ended March 31, 2020 and 2019, respectively (See NOTE 7).

NOTE 6 – LEASES

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

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for the monthly rent of April 2018. The lease terminated on November 30, 2019. The Company has recorded rent expense of $35,333 for the three months ended March 31, 2019.

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month and terminates on May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. On October 1, 2019, pursuant to the terms of the lease agreement, the Company paid to the landlord an additional security deposit of $10,000 and prepaid rent of $69,000 for the six months term starting December 1, 2019 to May 31, 2020. The Company recorded a rent expense of $34,500 for the three months ended March 31, 2020. In addition, the Company recorded a rent deposit of $25,000 as of March 31, 2020 and December 31, 2019, and prepaid rent of $23,000 and $57,500 as of March 31, 2020 and December 31, 2019, respectively.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month. The monthly rent increased to $203 effective October 1, 2019. The Company recorded rent expense of $609 and $507 for the three months ended March 31, 2020 and 2019, respectively.

The Company has recorded total rent expense of $35,109 and $35,840 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of March 31, 2020 and December 31, 2019, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2020 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 5, 2020, an investor executed a stock subscription agreement to purchase 10,000 shares of the Company’s common stock at $2.00 per share. The investor paid $20,000 to the Company in three installments between January 21, 2020 and February 20, 2020. The Company issued 10,000 shares of its common stock to the investor on March 20, 2020.

On January 20, 2020, an investor executed a stock subscription agreement to purchase 3,334 shares of the Company’s common stock at $3.00 per share. The investor paid $10,000 to the Company on February 18, 2020. The Company issued 3,334 shares of its common stock to the investor on March 20, 2020.

On February 20, 2020, an investor executed a stock subscription agreement to purchase 20,000 shares of the Company’s common stock at $2.00 per share. The investor paid $40,000 to the Company on February 20, 2020. The Company issued the 20,000 shares of its common stock to the investor on March 20, 2020.

On March 18, 2020, an investor executed a stock subscription agreement to purchase 200,000 shares of the Company’s common stock at $1.00 per share. The Company received the cash consideration of $200,000 from the investor on March 18, 2020. The Company did not issue the shares of its common stock as of March 31, 2020, and has recorded the $200,000 received, as stock subscriptions received in advance as of March 31, 2020.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 26,644,598 shares and 26,611,264 shares at March 31, 2020 and December 31, 2019, respectively.

Preferred stock

No preferred stock was issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Form 10-Q, the date the financial statements were available to be issued, noting the following items would impact the accounting for events or transactions in the current period or require additional disclosure.

Equity Transactions

On April 17, 2020, the Company issued 200,000 shares of its common stock to an investor who subscribed to purchase these shares on March 18, 2020 and paid $200,000 to the Company on March 18, 2020.

On March 31, 2020, an investor executed a stock subscription agreement to purchase 100,000 shares of the Company’s common stock at $1.00 per share. The Company received cash consideration of $100,000 from the investor on April 2, 2020 and has issued the 100,000 shares of its common stock to the investor on April 17, 2020.

As a result of the offerings, a total of 26,944,598 shares of the Company’s common stock have been issued and outstanding as of the date of filing of this Form 10-Q.

Service Agreement with E1G

The Company has paid to E1G $20,000 as the processing fees to initiate and establish BINs for the Company since April 1, 2020 through the date of the filing of this quarterly statement.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception, to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $202,745 for the three months ended March 31, 2020, net cash used in operating activities of $237,408, and have recorded an accumulated deficit of $1,574,762 at March 31, 2020.

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

Our Current Business

Monetiva’s primary objective is to offer prepaid card and money remittance services to under-banked, underserved markets and foreign workers. We are supported by an experienced management team with extensive background and qualifications in our core business, including prepaid card issuance, program management, third party processing technology and banking regulatory and compliance. We are a startup Company in the developmental phase of the business cycle. We are building out a card and technology platform and remittance network, and are currently engaged with business partners in the United States and globally.

We intend to utilize Endless One Global (“E1G”) prepaid card services to provide prepaid cards to under-banked consumers, primarily targeting foreign workers. The primary services to be offered are centered on the issuance of MasterCard credit and debit cards to qualified consumers in the United States of America (“USA”). Business rollout is intended to be implemented in phases. Phase I of development included targeting and establishing relationships with partner companies in both USA, Mexico and India. Business relationships shall be secured to implement domestically issued prepaid cards and financial services in each of those markets. Our aim by this development phase is to enable a low cost, efficient solution to both the US accountholders and their respective family and friends in partner countries. Our accounts are designed to enable foreign workers to have their payroll deposited directly onto the MasterCard issued by us. Card recipients will then be able to pay bills, send money abroad and utilize the MasterCard to access Automated Teller Machines (“ATMs”) and make purchases at retail merchants. Services will also be provided to enable card loading of funds through retail merchant locations. We also intend to implement value added programs such as loyalty discounts that shall be provided as part of the card benefits.

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

Once the Company has deployed these primary strategies in USA, cross marketing to the other countries will be implemented using the same strategy (e.g. USA to Philippines and Canada to Mexico).

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

Value-added Services

We have developed a number of value-added services to increase the value of the service offering to accountholders including retail discounts, healthcare discounts, usage points, long distance telephone, bill-paying, etc. These services are intended to drive more transaction activity and new accountholder traffic.

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the migrationdataportal.org the volume of remittances from the USA to the target markets in 2019 was projected to be as follows:

Receiving Country	USD in billions
Mexico	$38.7
India	$82.2
China	$70.3
Philippines	$35.1

https://migrationdataportal.org/themes/remittances

Results of Operations

Our results of operations for the three months ended March 31, 2020 and 2019 included the operations of the Company. We reported a net loss of $202,745 and $126,308 applicable to the Company’s common stockholders for the three months ended March 31, 2020 and 2019, respectively. The increase in loss in 2020 resulted primarily due to the increase in officer’s compensation expense, professional and consulting expenses, and other general and administrative expenses.

Liquidity and Capital Resources

Our cash balance at March 31, 2020 was $285,692 as compared to $253,100 at December 31, 2019. As shown in the accompanying condensed financial statements, we recorded a net loss of $202,745 for the three months ended March 31, 2020. Our accumulated deficit at March 31, 2020 was $1,574,762 and net cash used in operating activities for the three months ended March 31, 2020 was $237,408. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through May 6, 2020, we were engaged in private exempt offerings in reliance on Regulation D, Rule 506, whereby we raised a total amount of $2,662,252, which was immediately made available to us to cover our operating expenses and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $237,408 which resulted primarily from our net loss of $202,745, and net change in operating assets and liabilities of $34,663, attributable to increase in prepaid expenses of $110,500 due to prepaid deposits towards BIN, increase in accrued liabilities of $15,942, and increase in accrued payroll of officer of $59,895. Net cash used in operating activities for the three months ended March 31, 2019 was $203,681 which resulted primarily from our net loss of $126,308, and net change in operating assets and liabilities of $78,573, attributable to increase in prepaid expenses of $123,800 due to prepaid deposits towards BIN, increase in rent receivable of $6,385, increase in accrued liabilities of $53,250, and decrease in deferred rent of $1,638.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 and 2019, was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $270,000 primarily due to cash received from sale of common stock of $70,000 and cash proceeds of $200,000 received in advance from stock subscriptions. Net cash provided by financing activities for the three months ended March 31, 2019 was $464,602 primarily due to $360,002 of cash proceeds received in advance from stock subscriptions, $160,000 of cash proceeds from issuance of common stock, cash payments of $400 paid to the Officer, and cash payment of $55,000 for short term loans.

As a result of the above activities, we experienced a net increase in cash of $32,592 for the three months ended March 31, 2020. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with USGAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our 2019 Annual Report filed with the SEC on March 25, 2020, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Impact of COVID-19

During the three months ended March 31, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months ended March 31, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that will consume our credit and debit cards, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process credit and debit card transactions and supply chains to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses or incomes are similarly affected, they might delay or reduce usage by our cardholders. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, the availability of future borrowings, the cost of borrowings, and credit risks of our cardholders and counterparties. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern, in conjunction with COVID-19 impact, is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and director of the Company, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of March 31, 2020 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended March 31, 2020, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of March 31, 2020, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Monetiva Inc.

Date: May 7, 2020	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document