Form 10-Q
period 2020-06-30
Monetiva Inc.
filed 2020-08-12
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 12, 2020 was 26,944,598.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current Assets
Cash	$117,587	$253,100
Prepaid expenses	1,203,280	1,017,280
Rent deposits	25,000	25,000
Other current assets	10,000	-
Total Current Assets	1,355,867	1,295,380

Total Assets	$1,355,867	$1,295,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$97,562	$77,474
Accrued payroll - officer	411,150	291,360
Total Current Liabilities	508,712	368,834

Total Liabilities	508,712	368,834

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,944,598 shares and 26,611,264 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,694	2,661
Additional paid-in capital	2,795,869	2,425,902
Stock subscriptions receivable	(130,000)	(130,000)
Accumulated deficit	(1,821,408)	(1,372,017)
Total Stockholders’ Equity	847,155	926,546

Total Liabilities and Stockholders’ Equity	$1,355,867	$1,295,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	246,646	198,629	449,391	337,322
Total Operating Expenses	(246,646)	(198,629)	(449,391)	(337,322)

Other Income (Expenses)
Rental income	-	18,852	-	31,237
Total Other Income (Expense)	-	18,852	-	31,237

Loss before Income Taxes	(246,646)	(179,777)	(449,391)	(306,085)

Provision for Income Tax	-	-	-	-

Net Loss	$(246,646)	$(179,777)	$(449,391)	$(306,085)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	26,888,554	22,666,000	26,751,924	21,520,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2020

Balance - April 1, 2020	26,644,598	$2,664	$2,495,899	$200,000	$(130,000)	$(1,574,762)	$993,801

Common stock issued for stock subscriptions	300,000	30	299,970	(200,000)	-	-	100,000

Net loss	-	-	-	-	-	(246,646)	(246,646)

Balance - June 30, 2020	26,944,598	$2,694	$2,795,869	$-	$(130,000)	$(1,821,408)	$847,155

FOR THE SIX MONTHS ENDED JUNE 30, 2020

Balance - January 1, 2020	26,611,264	$2,661	$2,425,902	$-	$(130,000)	$(1,372,017)	$926,546

Common stock issued for stock subscriptions	333,334	33	369,967	(200,000)	-	-	170,000

Common stock subscriptions received in advance	-	-	-	200,000	-	-	200,000

Net loss	-	-	-	-	-	(449,391)	(449,391)

Balance - June 30, 2020	26,944,598	$2,694	$2,795,869	$-	$(130,000)	$(1,821,408)	$847,155

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity

FOR THE THREE MONTHS ENDED JUNE 30, 2019

Balance - April 1, 2019	22,666,000	$2,267	$1,054,545	$360,002	$(200,000)	$(715,494)	$501,320

Stock subscriptions received in advance	-	-	-	718,750	-	-	718,750

Net loss	-	-	-	-	-	(179,777)	(179,777)

Balance - June 30, 2019	22,666,000	$2,267	$1,054,545	$1,078,752	$(200,000)	$(895,271)	$1,040,293

FOR THE SIX MONTHS ENDED JUNE 30, 2019

Balance - January 1, 2019	8,000,000	$800	$4,312	$690,500	$-	$(589,186)	$106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	1,666,000	167	550,333	(690,500)	-	-	(140,000)

Stock subscriptions received in advance	-	-	-	1,078,752	-	-	1,078,752

Stock subscriptions receivable	1,000,000	100	499,900	-	(200,000)	-	300,000

Net loss	-	-	-	-	-	(306,085)	(306,085)

Balance - June 30, 2019	22,666,000	$2,267	$1,054,545	$1,078,752	$(200,000)	$(895,271)	$1,040,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(449,391)	$(306,085)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	1,200
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(186,000)	(371,300)
(Increase) in rent deposits	-	(15,000)
(Increase) in other current assets	(10,000)	(35)
Increase (decrease) in accrued liabilities	20,088	(45,399)
Increase in accrued payroll of officer	119,790	104,200
(Decrease) in deferred rent	-	(4,009)
Net Cash Used in Operating Activities	(505,513)	(636,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments on loan payable	-	(55,000)
Cash payment to officer for short term advances	-	(400)
Cash proceeds from sale of common stock	370,000	-
Cash proceeds from stock subscriptions received in advance	-	1,078,752
Cash proceeds from stock subscriptions receivable	-	160,000
Net Cash Provided by Financing Activities	370,000	1,183,352

Net (Decrease) Increase in Cash	(135,513)	546,924

Cash - Beginning of the Period	253,100	10,039

Cash - End of the Period	$117,587	$556,963

Supplemental Disclosures of Cash Flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for stock subscriptions received in advance	$-	$690,500
Common stock issued for stock subscriptions receivable	$-	$360,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

As of August 12, 2020, the Company has a total of 26,944,598 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 74.23% of the total shares issued and outstanding as of the date of this Report.

Impact of COVID-19

During the six months ended June 30, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months and six months ended June 30, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2020, and the results of operations and cash flows for the three months and six months ended June 30, 2020. The balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements.

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $449,391 for the six months ended June 30, 2020, used net cash flows in operating activities of $505,513, and has an accumulated deficit of $1,821,408 as of June 30, 2020. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $117,587 and $253,100 as of June 30, 2020 and December 31, 2019, respectively.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) - ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2020 and December 31, 2019, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits with balance in excess of federally insured limits of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts. The amount exceeding FDIC insured limits was $0 and $3,100 at June 30, 2020 and December 31, 2019, respectively.

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

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. At June 30, 2020 and December 31, 2019, prepayments to E1G were $1,174,780 and $959,780 (See NOTE 7 - Service Agreement), prepayment to a vendor for development of mobile and web applications of $20,000 and $0, and prepaid rent of $8,500 and $57,500, respectively. The Company expects to obtain the BINs from the banks by September 30, 2020 and start its business operations within 30 to 45 days thereafter.

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $97,562 and $77,474 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 5 – ACCRUED PAYROLL OFFICER

The Company has recorded accrued payroll to its Chief Executive Officer (“Officer”) of $411,150 and $291,360 as of June 30, 2020 and December 31, 2019, respectively. The Company has recorded Officer’s compensation expense of $59,895 and $54,450 for the three months ended June 30, 2020 and 2019, respectively, and $119,790 and $108,900 for the six months ended June 30, 2020 and 2019, respectively (See NOTE 7).

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

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for the monthly rent of April 2018. The lease terminated on November 30, 2019. The Company has recorded rent expense of $35,333 and $70,666 for this non-cancellable lease for its principal office for the three months and six months ended June 30, 2019.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month. The monthly rent increased to $203 effective October 1, 2019. The Company recorded rent expense of $609 and $1,218 for the three months and six months ended June 30, 2020, and $507 and $1,014 for the three months and six months ended June 30, 2019, respectively.

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month and terminates on May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. On October 1, 2019, pursuant to the terms of the lease agreement, the Company paid to the landlord an additional security deposit of $10,000 and prepaid rent of $69,000 for the six months term starting December 1, 2019 to May 31, 2020. On June 24, 2020, the landlord agreed to extend the lease term to August 31, 2020 and reduce the month-to-month rent to $8,500 per month. All other terms of the original lease remained the same. The Company recorded a rent expense of $31,500 and $11,500 for the three months ended June 30, 2020 and 2019, respectively, and a rent expense of $66,000 and $11,500 for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company recorded a rent deposit of $25,000 as of June 30, 2020 and December 31, 2019, and prepaid rent of $8,500 and $57,500 as of June 30, 2020 and December 31, 2019, respectively.

The Company has recorded total rent expense of $32,112 and $67,221 for all its leases for the three months and six months ended June 30, 2020 compared to $47,340 and $83,180 for the three months and six months ended June 30, 2019, respectively.

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of June 30, 2020 and December 31, 2019, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2020 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

On March 18, 2020, an investor executed a stock subscription agreement to purchase 200,000 shares of the Company’s common stock at $1.00 per share. The Company received the cash consideration of $200,000 from the investor on March 25, 2020. The same investor agreed to purchase an additional 100,000 shares of common stock at $1.00 per share, and the Company received the cash consideration of $100,000 on April 2, 2020. On April 17, 2020, the Company issued 300,000 shares of common stock to the investor for the purchase of shares pursuant to the terms of the stock subscription agreements.

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 26,944,598 shares and 26,611,264 shares at June 30, 2020 and December 31, 2019, respectively.

Preferred stock

No preferred stock was issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this Form 10-Q, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $449,391 for the six months ended June 30, 2020, net cash used in operating activities of $505,513, and have recorded an accumulated deficit of $1,821,408 at June 30, 2020.

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

Global Remittance Market

We are focused on select remittance corridors to enable Monetiva to specialize in the scope, value and quality of services. According to the migrationdataportal.org, the volume of remittances from the USA to the target markets in 2019 was projected to be as follows:

Receiving Country	USD (in billions)
Mexico	$38.7
India	$82.2
China	$70.3
Philippines	$35.1

https://migrationdataportal.org/themes/remittances

Results of Operations

Our results of operations for the three months and six months ended June 30, 2020 and 2019 included the operations of the Company. We reported a net loss of $246,646 and $449,391 for the three months and six months ended June 30, 2020 applicable to the Company’s common stockholders as compared to the net loss of $179,777 and $306,085 for the three months and six months ended June 30, 2019. The increase in loss in 2020 resulted primarily due to the increase in officer’s compensation expense, professional and consulting expenses, branding and marketing expense for our name and products, and other increase in general and administrative expenses.

Liquidity and Capital Resources

Our cash balance at June 30, 2020 was $117,587 as compared to $253,100 at December 31, 2019. As shown in the accompanying condensed financial statements, we recorded a net loss of $449,391 for the six months ended June 30, 2020. Our accumulated deficit at June 30, 2020 was $1,821,408 and net cash used in operating activities for the six months ended June 30, 2020 was $505,513. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through August 10, 2020, we were engaged in private exempt offerings in reliance on Regulation D, Rule 506, whereby we raised a total amount of $2,662,252, which was immediately made available to us to cover our operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2020 was $505,513 which resulted primarily from our net loss of $449,391, and a net change in operating assets and liabilities of $56,122, attributable to increase in prepaid deposits of $186,000 towards BIN and mobile and web development, increase in other current asset of $10,000 due to travel advance, increase in accrued liabilities of $20,088, and increase in accrued payroll of officer of $119,790. Net cash flows used in operating activities for the six months ended June 30, 2019 was $636,428 which resulted primarily from our net loss of $306,085, common stock issued for services valued at $1,200, and a net change in operating assets and liabilities of $331,543 attributable to increase in prepaid deposits of $371,300 towards BIN, increase in rent deposits of $15,000, increase in other current asset of $35 due to rent receivable, decrease in accrued liabilities of $45,399, increase in accrued payroll of officer of $104,200, and decrease in deferred rent of $4,009.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2020 was $370,000 primarily due to cash proceeds of $370,000 received from the sale of common stock. Net cash provided by financing activities for the six months ended June 30, 2019 was $1,183,352 primarily due to $1,078,752 of cash proceeds from stock subscriptions received in advance, $160,000 of cash proceeds from stock subscriptions receivable, cash payments of $400 paid to the Officer, and cash payments of $55,000 paid for short term loans.

As a result of the above activities, we experienced a net decrease in cash of $135,513 for the six months ended June 30, 2020. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Development Stage and Capital Resources

We have devoted substantially all of our efforts to business planning since our inception on July 22, 2016. Accordingly, we are considered to be in the development stage. We have not generated revenues from our operations, and we will not commence generating revenues until sometime during the fourth quarter of 2020.

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

Impact of COVID-19

During the six months ended June 30, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months and six months ended June 30, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy and consumers’ willingness and ability to spend, temporary or permanent closures by businesses that will consume our credit and debit cards, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process credit and debit card transactions and supply chains to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses or incomes are similarly affected, they might delay or reduce usage by our cardholders. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, the availability of future borrowings, the cost of borrowings, and credit risks of our cardholders and counterparties. We have demonstrated adverse conditions that raise substantial doubt about our ability to continue as a going concern. The continuation of our company as a going concern, in conjunction with COVID-19 impact, is dependent upon the continued financial support from our shareholders, our ability to obtain necessary financing to continue our operations, and the attainment of profitable operations. Given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our business remains uncertain. If we are unable to obtain adequate capital, we could be forced to cease operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of June 30, 2020 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended June 30, 2020, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of June 30, 2020, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Monetiva Inc.

Date: August 12, 2020	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

