Form 10-Q
period 2020-09-30
Monetiva Inc.
filed 2020-11-12
CIK 1681309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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
Common Stock, $0.0001 par value per share

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 12, 2020 was 26,941,264.

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

ii

PART I.

Item 1. Financial Statements.

MONETIVA INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$509	$253,100
Prepaid expenses	1,235,480	1,017,280
Rent deposit	25,000	25,000
Total Current Assets	1,260,989	1,295,380

Total Assets	$1,260,989	$1,295,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$92,453	$77,474
Accrued payroll - officer	471,045	291,360
Payable to officer	32,470	-
Total Current Liabilities	595,968	368,834

Total Liabilities	595,968	368,834

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,941,264 shares and 26,611,264 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,694	2,661
Additional paid-in capital	2,785,869	2,425,902
Stock subscriptions receivable	(130,000)	(130,000)
Accumulated deficit	(1,993,542)	(1,372,017)
Total Stockholders’ Equity	665,021	926,546

Total Liabilities and Stockholders’ Equity	$1,260,989	$1,295,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	172,134	261,286	621,525	598,608
Total Operating Expenses	(172,134)	(261,286)	(621,525)	(598,608)

Other Income (Expense)
Rental income	-	18,851	-	50,088
Total Other Income (Expense)	-	18,851	-	50,088

Loss before Income Taxes	(172,134)	(242,435)	(621,525)	(548,520)

Provision for Income Tax	-	-	-	-

Net Loss	$(172,134)	$(242,435)	$(621,525)	$(548,520)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	26,941,771	22,813,826	26,815,668	21,956,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Stock Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
FOR THE THREE MONTHD ENDED SEPTEMBER 30, 2020
Balance - July 1, 2020	26,944,598	$2,694	$2,795,869	$-	$(130,000)	$(1,821,408)	$847,155

Cancellation of common stock	(3,334)	-	(10,000)	-	-	-	(10,000)

Net loss	-	-	-	-	-	(172,134)	(172,134)

Balance - September 30, 2020	26,941,264	$2,694	$2,785,869	$-	$(130,000)	$(1,993,542)	$665,021

FOR THE NINE MONTHD ENDED SEPTEMBER 30, 2020
Balance - January 1, 2020	26,611,264	$2,661	$2,425,902	$-	$(130,000)	$(1,372,017)	$926,546

Common stock issued for stock subscriptions	330,000	33	359,967	(200,000)	-	-	160,000

Common stock subscriptions received in advance	-	-	-	200,000	-	-	200,000

Net loss	-	-	-	-	-	(621,525)	(621,525)

Balance - September 30, 2020	26,941,264	$2,694	$2,785,869	$-	$(130,000)	$(1,993,542)	$665,021

	Common Stock		Additional Paid-in	Stock Subscriptions Received in	Stock Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Advance	Receivable	Deficit	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance - July 1, 2019	22,666,000	$2,267	$1,054,545	$1,078,752	$(200,000)	$(895,271)	$1,040,293

Common stock issued for stock subscriptions	200,000	20	199,980	-	-	-	200,000

Stock subscriptions received in advance	-	-	-	93,000	-	-	93,000

Net loss	-	-	-	-	-	(242,435)	(242,435)

Balance - September 30, 2019	22,866,000	$2,287	$1,254,525	$1,171,752	$(200,000)	$(1,137,706)	$1,090,858

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance - January 1, 2019	8,000,000	$800	$4,312	$690,500	$-	$(589,186)	$106,426

Common stock issued as compensation to officer	12,000,000	1,200	-	-	-	-	1,200

Common stock issued for stock subscriptions	1,866,000	187	750,313	(690,500)	-	-	60,000

Stock subscriptions received in advance	-	-	-	1,171,752	-	-	1,171,752

Stock subscriptions receivable	1,000,000	100	499,900	-	(200,000)	-	300,000

Net loss	-	-	-	-	-	(548,520)	(548,520)

Balance - September 30, 2019	22,866,000	$2,287	$1,254,525	$1,171,752	$(200,000)	$(1,137,706)	$1,090,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(621,525)	$(548,520)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	1,200
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expense	(218,200)	(497,300)
(Increase) in rent deposits	-	(15,000)
(Increase) in other current assets	-	(11,572)
Increase (decrease) in accrued liabilities	14,979	(36,853)
Increase in accrued payroll of officer	179,685	158,650
(Decrease) in deferred rent	-	(6,380)
Net Cash Used in Operating Activities	(645,061)	(955,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments on loan payable	-	(55,000)
Cash proceeds from (payments to) officer for short term advances	32,470	(400)
Cash proceeds from stock subscriptions receivable	-	160,000
Cash proceeds from sale of common stock	360,000	200,000
Cash proceeds from stock subscriptions received in advance	-	1,171,752
Net Cash Provided By Financing Activities	392,470	1,476,352

Net (Decrease) Increase in Cash	(252,591)	520,577

Cash - Beginning of the Period	253,100	10,039

Cash - End of the Period	$509	$530,616

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued for stock subscriptions received in advance	$-	$690,500
Common stock issued for stock subscriptions receivable	$-	$360,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONETIVA INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

As of November 11, 2020, the Company has a total of 26,941,264 shares of common stock of the Company issued and outstanding. Of all shares issued and outstanding, a total of 20,000,000 common shares have been issued to the Company’s Board of Director and Founder of the Company, representing approximately 74.24% of the total shares issued and outstanding as of the date of this Report.

Impact of COVID-19

During the nine months ended September 30, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months and nine months ended September 30, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2020, and the results of operations and cash flows for the three months and nine months ended September 30, 2020. The balance sheet as of December 31, 2019 is derived from the Company’s audited financial statements.

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

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not yet generated any revenue and has suffered operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $621,525 for the nine months ended September 30, 2020, used net cash flows in operating activities of $645,061, and has an accumulated deficit of $1,993,542 as of September 30, 2020. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019, respectively.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with Accounting Standards Codification (“ASC”) - ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2020 and December 31, 2019, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits with balance in excess of federally insured limits of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts. The amount exceeding FDIC insured limits was $0 and $3,100 at September 30, 2020 and December 31, 2019, respectively.

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

NOTE 3 – PREPAID EXPENSES

The Company has made prepayments to Endless One Global (“E1G”) with regard to E1G’s service in providing data processing, transaction processing and related services for the prepaid debit accounts created for the Company’s customers. At September 30, 2020 and December 31, 2019, prepayments to E1G were $1,215,480 and $959,780 (See NOTE 7 - Service Agreement), prepayment to a vendor for development of mobile and web applications of $20,000 and $0, and prepaid rent of $0 and $57,500, respectively. The Company expects to obtain the approvals of BINs from the banks in the United States, United Arab Emirates and Mexico by December 15, 2020, and start its business operations within 30 to 45 days thereafter.

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued liabilities primarily consisting of consulting and professional fees, payroll and franchise taxes of $92,453 and $77,474 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Officer

The Company has recorded accrued payroll to its Chief Executive Officer (“Officer”) of $471,045 and $291,360 as of September 30, 2020 and December 31, 2019, respectively. The Company has recorded Officer’s compensation expense of $59,895 and $54,450 for the three months ended September 30, 2020 and 2019, respectively, and $179,685 and $163,350 for the nine months ended September 30, 2020 and 2019, respectively (See NOTE 7).

Payable to Officer

The Officer has advanced funds to the Company for its working capital requirements. The funds advanced by the Officer are unsecured, non-interest bearing, and due on demand. The funds advanced were $32,470 and $0 at September 30, 2020 and December 31, 2019, respectively.

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

On February 9, 2018, the Company executed a non-cancellable operating lease for its principal office with the lease commencing March 1, 2018 for a period of 21 months maturing on November 30, 2019. The Company paid a security deposit of $25,136. The base rent of the lease was $12,202 for the first twelve months, increasing to $12,568 from the month thirteen to month twenty-one. The lease had a provision for rent abatement for the monthly rent of April 2018. The lease terminated on November 30, 2019. The Company has recorded rent expense of $35,333 and $105,999 for this non-cancellable lease for its principal office for the three months and nine months ended September 30, 2019.

The Company executed a month-to-month cancellable operating lease, leasing office space in an executive suite, commencing on January 1, 2019 for $169 per month. The monthly rent increased to $203 effective October 1, 2019. The Company terminated the operating lease effective June 30, 2020. The Company recorded rent expense of $0 and $1,221 for the three months and nine months ended September 30, 2020, and $507 and $1,521 for the three months and nine months ended September 30, 2019, respectively.

On May 24, 2019, the Company executed a month-to-month rental agreement to lease furnished premises. The lease term commenced June 1, 2019 for a one-year term with a monthly rent of $11,500 per month and terminates on May 31, 2020. The landlord required a security deposit of $15,000 on the commencement date of the lease, and an additional $10,000 security deposit on November 1, 2019. On May 30, 2019, the Company paid to the landlord security deposit of $15,000 and prepaid the rent of $69,000 for the six months ended November 30, 2019. On October 1, 2019, pursuant to the terms of the lease agreement, the Company paid to the landlord an additional security deposit of $10,000 and prepaid rent of $69,000 for the six months term starting December 1, 2019 to May 31, 2020. On June 24, 2020, the landlord agreed to extend the lease term through the earlier of August 31, 2020 or the end of Covid -19 period, and reduced the month-to-month rent to $8,500 per month. All other terms of the original lease remained the same. The Company recorded a rent expense of $25,500 and $34,500 for the three months ended September 30, 2020 and 2019, respectively, and a rent expense of $91,500 and $46,000 for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company recorded a rent deposit of $25,000 as of September 30, 2020 and December 31, 2019, and prepaid rent of $0 and $57,500 as of September 30, 2020 and December 31, 2019, respectively.

The Company has recorded total rent expense of $25,500 and $92,721 for all its leases for the three months and nine months ended September 30, 2020 compared to $70,340 and $153,520 for the three months and nine months ended September 30, 2019, respectively.

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

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable. The Company was not aware of any loss contingencies as of September 30, 2020 and December 31, 2019, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2020 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 5, 2020, an investor executed a stock subscription agreement to purchase 10,000 shares of the Company’s common stock at $2.00 per share. The investor paid $20,000 to the Company in three installments between January 21, 2020 and February 20, 2020. The Company issued 10,000 shares of its common stock to the investor on March 20, 2020.

On January 20, 2020, an investor executed a stock subscription agreement to purchase 3,334 shares of the Company’s common stock at $3.00 per share. The investor paid $10,000 to the Company on February 18, 2020. The Company issued 3,334 shares of its common stock to the investor on March 20, 2020. In July 2020, the investor requested the Company to cancel its shares due to certain unforeseen circumstances. On July 14, 2020, the Company and the investor mutually agreed to cancel 3,334 shares and the Company paid $10,000 to the investor in settlement of cancelled shares.

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock were 26,941,264 shares and 26,611,264 shares at September 30, 2020 and December 31, 2019, respectively.

Preferred stock

No preferred stock was issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the date of inception to the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $621,525 for the nine months ended September 30, 2020, net cash used in operating activities of $645,061, and have recorded an accumulated deficit of $1,993,542 at September 30, 2020.

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

After successful rollout of Phase I development programs, we have expanded our programs to additional countries and territories as part of our Phase II development plan. We expect to obtain approvals of BINs in the United States, United Arab Emirates and Mexico by December 15, 2020, and start our operations within 30 to 45 days thereafter. We shall provide the same services to these new Phase II territories which include Europe, Philippines, Pakistan and China.

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

Once we have deployed these primary strategies in the US, cross marketing to the other countries will be implemented using the same strategy.

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

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2020 and 2019 included the operations of the Company. We reported a net loss of $172,134 and $621,525 for the three months and nine months ended September 30, 2020 applicable to the Company’s common stockholders as compared to the net loss of $242,435 and $548,520 for the three months and nine months ended September 30, 2019. The reduction in loss for the three months ended September 30, 2020 as compared to the same period in 2019 resulted primarily due to reduction in rent expense, legal fees and travel expense. The increase in loss for the nine months ended September 30, 2020 as compared to the same period in 2019 resulted primarily due to the increase in officer’s compensation expense, professional and consulting expenses, branding and marketing expense for our name and products, and other increase in general and administrative expenses.

Liquidity and Capital Resources

Our cash balance at September 30, 2020 was $509 as compared to $253,100 at December 31, 2019. As shown in the accompanying condensed financial statements, we recorded a net loss of $621,525 for the nine months ended September 30, 2020. Our accumulated deficit at September 30, 2020 was $1,993,542 and net cash used in operating activities for the nine months ended September 30, 2020 was $645,061. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

From February 2, 2018 through November 10, 2020, we were engaged in private exempt offerings in reliance on Regulation D, Rule 506, whereby we raised a total amount of $2,652,252, which was immediately made available to us to cover our operating expenses, salaries and other development costs. We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2020 was $645,061 which resulted primarily from our net loss of $621,525, and a net change in operating assets and liabilities of $23,536, attributable to increase in prepaid deposits of $218,200 towards BIN and mobile and web development, increase in accrued liabilities of $14,979, and increase in accrued payroll of officer of $179,685. Net cash used in operating activities for the nine months ended September 30, 2019 was $955,775 which resulted primarily from our net loss of $548,520, common stock issued for services valued at $1,200, and net change in operating assets and liabilities of $408,455, attributable to increase in prepaid expenses of $497,300 due to prepaid deposits towards BIN, increase in rent deposits of $15,000 for renting additional premises, increase in other current asset of $11,572 for rent receivable, decrease in accrued liabilities of $36,853, increase in accrued payroll of officer of $158,650, and decrease in deferred rent of $6,380.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2020 was $392,470 primarily due to cash proceeds of $360,000 received from the sale of common stock, and cash proceeds of $32,470 received from the officer as short-term advance for the Company’s working capital needs. Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,476,352 primarily due to cash proceeds of $1,171,752 for stock subscriptions received in advance, cash proceeds of $200,000 received from sale of common stock, cash proceeds of $160,000 received from common stock subscriptions receivable, cash payment of $55,000 paid for short term loans, and cash payment of $400 paid to the Officer.

As a result of the above activities, we experienced a net decrease in cash of $252,591 for the nine months ended September 30, 2020. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Impact of COVID-19

During the nine months ended September 30, 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three months and nine months ended September 30, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Currently, there is only one officer and one director, and as such is solely responsible for evaluating the Company’s disclosure controls and procedures. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective as of September 30, 2020 due to the following material weaknesses. We lacked the ability to have adequate segregation of duties in the financial statement preparation process. Further the Company did not maintain adequate documentation for review and supporting matters impacting financial reporting in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

We continue to work with our structure in which we have an independent consultant, in order to continue implementation of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The remediation steps taken are subject to the Chief Executive Officer’s oversight. While management believes there have been significant improvements of internal controls over financial reporting during the quarter ended September 30, 2020, management anticipates that further continuing efforts will be needed to effectively remediate the material deficiencies relating to segregation of duties and maintaining adequate supporting documentation to substantiate the information reported in the financial statements which existed as of September 30, 2020, and to assure that complex transactions are properly recorded as the business continues to grow. Our management has been actively engaged in planning for, designing and implementing the corrective steps described above to enhance the effectiveness of our disclosure controls and procedures as well as our internal control over financial reporting. Our management is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity, and will take further steps to ensure that personnel are adequate in terms of sophistication and quantity to adequately assure that the financial reporting process is efficient and operated with the sufficient level of integrity to meet and surpass all regulatory standards.

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

Changes in Internal Control over Financial Reporting

Other than the remediation activities undertaken by us as disclosed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Monetiva Inc.

Date: November 12, 2020	/s/ Pierre Sawaya
Pierre Sawaya, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

